Form 10-Q
period 2002-11-30
BELL OIL CORP; UNITED REFINING CO; UNITED REFINING CO /PA/; SUPER TEST PETROLEUM INC; KWIK FILL INC; KWIK FIL INC; KIANTONE PIPELINE CORP; INDEPENDENT GASOLINE & OIL CO OF ROCHESTER; VULCAN ASPHALT REFINING CORP; KIANTONE PIPELINE CO
filed 2003-01-15
CIK 1045543, 101462, 1040270, 1045545, 1045541, 1045540, 830253, 1045547, 1045546, 1045539

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended November 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    ----------------------

                          Commission File No. 333-35083


                             UNITED REFINING COMPANY
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                          25-1411751
(State or other jurisdiction of                              (I.R.S. Employer
  incorporation or organization)                            Identification No.)

15 Bradley Street

Warren, Pennsylvania                                              16365
(address of principal                                           (Zip Code)
 executive office)

Registrant's telephone number, including area code             814-726-4674

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Number of shares outstanding of Registrant's Common Stock as of
January 14, 2003:   100.

                           TABLE OF ADDITIONAL REGISTRANTS

                                                Primary
                                               Standard
                            State of Other     Industrial     IRS Employer
                           Jurisdiction of   Classification   Identification   Commission
          Name              Incorporation        Number          Number        File Number
Kiantone Pipeline
Corporation                    New York           4612         25-1211902      333-35083-01
Kiantone Pipeline Company    Pennsylvania         4600         25-1416278      333-35083-03
United Refining Company
of Pennsylvania              Pennsylvania         5541         25-0850960      333-35083-02
United Jet Center, Inc.        Delaware           4500         52-1623169      333-35083-06
Kwik Fill Corporation        Pennsylvania         5541         25-1525543      333-35083-05
Independent Gas and Oil
Company of Rochester,
Inc.                           New York           5170         06-1217388      333-35083-11
Bell Oil Corp.                 Michigan           5541         38-1884781      333-35083-07
PPC, Inc.                        Ohio             5541         31-0821706      333-35083-08
Super Test Petroleum,
Inc.                           Michigan           5541         38-1901439      333-35083-09
Kwik-Fil, Inc.                 New York           5541         25-1525615      333-35083-04
Vulcan Asphalt Refining
Corporation                    Delaware           2911         23-2486891      333-35083-10

                                                                   PAGE(S)
PART I.       FINANCIAL INFORMATION
    Item 1.   Financial Statements

              Consolidated Balance Sheets -
              November 30, 2002 and August 31, 2002                    4

              Consolidated Statements of Operations -
              Three Months Ended November 30, 2002 and 2001            5

              Consolidated Statements of Comprehensive Income
              (Loss) - Three Months Ended November 30, 2002
              and 2001                                                 6

              Consolidated Statements of Cash Flows -
              Three Months Ended November 30, 2002 and 2001            7

              Notes to Consolidated Financial Statements            8-14

    Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations        15-22

    Item 4.   Controls and Procedures                                 22

PART II.      OTHER INFORMATION                                       23

                                 UNITED REFINING COMPANY
                                     AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                                      (IN THOUSANDS)

                                                     NOVEMBER 30,
                                                        2002         AUGUST 31,
                                                     (UNAUDITED)      2002
                                                     -----------      ----
ASSETS
CURRENT:
   Cash and cash equivalents                        $   9,328      $  13,515
   Accounts receivable, net                            35,123         33,865
   Inventories                                         80,686         93,567
   Prepaid expenses and other assets                   13,040         11,179
   Refundable income taxes                              3,300          3,300
                                                    ---------      ---------
      TOTAL CURRENT ASSETS                            141,477        155,426
PROPERTY, PLANT AND EQUIPMENT, NET                    188,754        189,894
DEFERRED INCOME TAXES                                   1,661             --
INVESTMENT IN AFFILIATED COMPANY                        1,758          1,707
DEFERRED FINANCING COSTS, NET                           3,439          3,641
GOODWILL AND OTHER NON-AMORTIZABLE ASSETS              11,849         11,849
AMORTIZABLE INTANGIBLE ASSETS, NET                      4,023          4,170
DEFERRED TURNAROUND COSTS AND OTHER ASSETS, NET         5,920          4,753
                                                    ---------      ---------
                                                    $ 358,881      $ 371,440
                                                    =========      =========
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT:
   Revolving credit facility                        $  30,000      $  24,314
   Current installments of long-term debt                 239            236
   Accounts payable                                    30,573         50,647
   Accrued liabilities                                 23,488         14,002
   Sales, use and fuel taxes payable                   16,517         18,517
   Deferred income taxes                                4,234          5,323
   Amounts due to affiliated companies, net             1,177            140
                                                    ---------      ---------
      TOTAL CURRENT LIABILITIES                       106,228        113,179
LONG TERM DEBT:  LESS CURRENT INSTALLMENTS            181,811        181,863
DEFERRED INCOME TAXES                                      --            360
DEFERRED GAIN ON SETTLEMENT OF PENSION PLAN
OBLIGATIONS                                             1,291          1,345
DEFERRED RETIREMENT BENEFITS                           23,538         24,147
OTHER NONCURRENT LIABILITIES                            2,035          2,350
                                                    ---------      ---------
      TOTAL LIABILITIES                               314,903        323,244
                                                    ---------      ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY:
   Common stock, $.10 par value per share -
   shares authorized 100; issued and
   outstanding 100                                         --             --
   Additional paid-in capital                          16,648         16,648
   Retained earnings                                   27,420         31,638
   Accumulated other comprehensive loss                   (90)           (90)
                                                    ---------      ---------
      TOTAL STOCKHOLDER'S EQUITY                       43,978         48,196
                                                    ---------      ---------
                                                    $ 358,881      $ 371,440
                                                    =========      =========

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS - (UNAUDITED)
                                 (IN THOUSANDS)

                                                       THREE MONTHS ENDED
                                                           NOVEMBER 30,
                                                    ------------------------
                                                       2002          2001
                                                    ---------      ---------
NET SALES                                           $ 293,305      $ 228,504
COSTS OF GOODS SOLD                                   265,319        223,384
                                                    ---------      ---------
      GROSS PROFIT                                     27,986          5,120
                                                    ---------      ---------
EXPENSES:
   Selling, general and administrative expenses        26,328         18,389
   Depreciation and amortization expenses               3,303          2,960
                                                    ---------      ---------
      TOTAL OPERATING EXPENSES                         29,631         21,349
                                                    ---------      ---------
      OPERATING LOSS                                   (1,645)       (16,229)
                                                    ---------      ---------
OTHER INCOME (EXPENSE):
   Interest income                                         10            240
   Interest expense                                    (5,211)        (4,879)
   Other, net                                             (68)          (477)
   Equity in net earnings of affiliate                     51            355
                                                    ---------      ---------
                                                       (5,218)        (4,761)
                                                    ---------      ---------
      LOSS BEFORE INCOME TAX BENEFIT                   (6,863)       (20,990)
INCOME TAX BENEFIT                                     (2,645)        (8,370)
                                                    ---------      ---------
NET LOSS                                            $  (4,218)     $ (12,620)
                                                    =========      =========

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) - (UNAUDITED)
                                 (IN THOUSANDS)

-----------------------------------------------------------------------------------
                                                         THREE MONTHS ENDED
                                                            NOVEMBER 30,
                                                 ----------------------------------
                                                       2002              2001
-----------------------------------------------------------------------------------
NET LOSS                                          $      (4,218)     $     (12,620)
OTHER COMPREHENSIVE LOSS:
    Minimum pension liability, net of taxes                   -                  -
-----------------------------------------------------------------------------------

TOTAL COMPREHENSIVE INCOME (LOSS)                 $      (4,218)     $     (12,620)
===================================================================================

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
                                 (IN THOUSANDS)

                                                        THREE MONTHS ENDED
                                                            NOVEMBER 30,
                                                      -----------------------
                                                        2002          2001
                                                      ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                          $ (4,218)     $(12,620)
    Adjustments to reconcile net loss to net
             cash used in operating activities:
    Depreciation and amortization                        4,214         3,791
    Post-retirement benefits                              (609)         (238)
    Change in deferred income taxes                     (3,110)       (3,420)
    Loss on asset dispositions                              33           182
    Cash provided by (used in) working capital
    items                                               (1,789)        8,500
    Equity in net earnings of affiliate                    (51)         (355)
    Other, net                                          (2,246)       (1,441)
                                                      --------      --------
        TOTAL ADJUSTMENTS                               (3,558)        7,019
                                                      --------      --------
        NET CASH USED IN OPERATING ACTIVITIES           (7,776)       (5,601)
                                                      --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment          (2,048)       (2,312)
                                                      --------      --------
        NET CASH USED IN INVESTING ACTIVITIES           (2,048)       (2,312)
                                                      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings on revolving credit facility          5,686            --
    Principal reductions of long-term debt                 (49)          (32)
                                                      --------      --------
        NET CASH PROVIDED BY (USED IN) FINANCING
        ACTIVITIES                                       5,637           (32)
                                                      --------      --------
NET DECREASE IN CASH AND CASH EQUIVALENTS               (4,187)       (7,945)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR            13,515        35,224
                                                      --------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD              $  9,328      $ 27,279
                                                      ========      ========
CASH PROVIDED BY (USED IN) WORKING CAPITAL ITEMS:
    Accounts receivable, net                          $ (1,258)     $ 11,505
    Inventories                                         12,881        (4,384)
    Prepaid expenses and other assets                   (1,861)       (2,072)
    Accounts payable                                   (20,074)        2,407
    Accrued liabilities                                  9,486         2,174
    Amounts due affiliated companies                     1,037          (460)
    Income taxes payable                                    --        (2,373)
    Sales, use and fuel taxes payable                   (2,000)        1,703
                                                      --------      --------
       TOTAL CHANGE                                   $ (1,789)     $  8,500
                                                      ========      ========

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. BASIS OF PRESENTATION                The accompanying unaudited consolidated
                                        financial statements have been prepared
                                        in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation
                                        S-X. Accordingly, they do not include
                                        all of the information and footnotes
                                        required by accounting principles
                                        generally accepted in the United States
                                        of America for complete financial
                                        statements. In the opinion of
                                        management, all adjustments (consisting
                                        of only normal recurring accruals)
                                        considered necessary for a fair
                                        presentation have been included.
                                        Operating results for the three month
                                        period ended November 30, 2002 are not
                                        necessarily indicative of the results
                                        that may be expected for the year ending
                                        August 31, 2003. For further
                                        information, refer to the consolidated
                                        financial statements and footnotes
                                        thereto incorporated by reference in the Company's Form 10-K filing dated
                                        November 27, 2002.


2. RECENT ACCOUNTING STANDARDS          In June 2001, the Financial  Accounting
                                        Standards Board ("FASB") finalized
                                        Statements No. 141,  "Business
                                        Combinations"  ("Statement  141"),  and
                                        No. 142, "Goodwill and Other Intangible
                                        Assets"  ("Statement 142").  Statement
                                        141 requires the use of the purchase
                                        method of  accounting  and  prohibits
                                        the use of the  pooling-of-interests
                                        method of accounting  for  business
                                        combinations initiated  after June 30,
                                        2001. Statement 141 also requires that
                                        the Company recognize  acquired
                                        intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. Statement 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of Statement 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in Statement 141.

                                        Statement 142 requires, among other
                                        things, that companies no longer
                                        amortize goodwill, but instead test
                                        goodwill for impairment at least
                                        annually. In addition, Statement 142
                                        requires that the Company identify
                                        reporting units for the purposes of
                                        assessing potential future impairments
                                        of goodwill, reassess the useful lives
                                        of other existing recognized intangible
                                        assets, and cease amortization of
                                        goodwill and other intangible assets
                                        with an indefinite useful life. Goodwill and other intangible assets with indefinite useful lives should be tested for impairment in accordance with the guidance in Statement 142. Statement 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. Statement 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of Statement 142.

                                        The Company's previous business
                                        combinations were accounted for using
                                        the purchase method. As of November 30,
                                        2002, the net carrying amount of
                                        goodwill is $1,349,000, non-amortizable
                                        intangible assets is $10,500,000 and
                                        amortizable intangible assets is
                                        $4,795,000. Amortization expense for the three months ended November 30, 2002 was $147,000.

                                        The Company is currently assessing how
                                        the adoption of Statement 141 and 142
                                        will impact its financial position and
                                        results of operations.

                                        In June 2001, the FASB also issued
                                        Statement No. 143, "Accounting for
                                        Obligations Associated with the
                                        Retirement of Long-Lived Assets"
                                        ("Statement 143"). The objective of
                                        Statement 143 is to establish an
                                        accounting standard for the recognition
                                        and measurement of an asset retirement
                                        obligation on certain long-lived assets.
                                        The retirement obligation must be one
                                        that results from the acquisition,
                                        construction or normal operation of a
                                        long-lived asset. Statement 143 requires the legal obligation associated with the retirement of a tangible long-lived asset to be recognized at fair value as a liability when incurred, and the cost to be capitalized by increasing the carrying amount of the related long-lived asset. Statement 143 was

                            UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


                                        effective for the Company's fiscal
                                        year beginning September 1, 2002.

                                        The adoption of Statement 143 did not
                                        have a material effect on the Company's
                                        financial position or results of
                                        operations.

                                        In October 2001, the FASB issued
                                        Statement No. 144, "Accounting for the
                                        Impairment or Disposal of Long-Lived
                                        Assets" ("Statement 144"). Statement 144 supersedes Statement No. 121,
                                        "Accounting for the Impairment of
                                        Long-Lived Assets and for Long-Lived
                                        Assets to be Disposed of" ("Statement
                                        121") and retains the basic requirements of Statement 121 regarding when and how to measure an impairment loss. Statement 144 provides additional implementation guidance on accounting for an impairment loss. Statement 144 is effective for all fiscal years beginning after December 15, 2001.

                                        The Company's adoption of Statement 144
                                        did not have a material effect on the
                                        Company's financial position or results
                                        of operations.

                                        In April 2002, the FASB issued Statement
                                        No. 145, "Rescission of Statements No.
                                        4, 44 and 64, Amendment of FASB
                                        Statement No. 13, and Technical
                                        Corrections" ("Statement 145").
                                        Statement 145 eliminates extraordinary
                                        accounting treatment for reporting gains or losses on debt extinguishments, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement are effective for fiscal years beginning after May 15, 2002; however, early application of Statement 145 is encouraged. Debt extinguishments reported as extraordinary items prior to scheduled or early adoption of this Statement would be reclassified to other income in most cases following adoption.

                                        The adoption of Statement 145 did not
                                        have a material impact on the Company's
                                        financial position or results of
                                        operations.

                                        In June 2002, the FASB issued Statement
                                        No. 146, "Accounting for Costs
                                        Associated with Exit or Disposal
                                        Activities" ("Statement 146"), which
                                        changes the accounting for costs such as lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity initiated after December 31, 2002. The standard requires companies to recognize the fair value of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.

                                        The adoption of Statement 146 did not
                                        have an effect on the Company's
                                        financial position or results of
                                        operations as the Company did not exit,
                                        discontinue or restructure any of its
                                        operations.

                                        In November 2002, the FASB issued
                                        Interpretation No. 45, "Guarantor's
                                        Accounting and Disclosure Requirements
                                        for Guarantees, Including Indirect
                                        Guarantees of Indebtedness of Others"
                                        ("Interpretation 45"). Interpretation 45 elaborates on the disclosures that a guarantor should make in its interim and annual financial statements regarding its obligations relating to the issuance of certain guarantees. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Interpretation 45 provides specific guidance identifying the characteristics of contracts that are subject to its guidance and it also provides for scope exceptions from the guidance in its entirety and from only the initial recognition and measurement provisions.

                                        The recognition and measurement
                                        provisions of Interpretation 45 are
                                        effective on a prospective basis for
                                        guarantees issued or modified after
                                        December 31, 2002, regardless of the
                                        guarantor's fiscal year end.
                                        Interpretation 45 specifically prohibits the guarantor to revise or restate its previous accounting for guarantees issued prior to December 31, 2002.

                                        The disclosure requirements of
                                        Interpretation 45 are effective for
                                        interim and annual period financial
                                        statements ending after December 15,
                                        2002.

                                        The Company is currently evaluating the
                                        effects of Interpretation 45 on its
                                        financial position and results of
                                        operations.

3.  INVENTORIES                         Inventories consist of the following:


                               NOVEMBER 30,
                                  2002      AUGUST 31,
                               (UNAUDITED)    2002
                               -----------    ----
Crude Oil                        $16,380     $26,384
Petroleum Products                34,602      38,407
                                  ------      ------
                Total @ LIFO      50,982      64,791
                                  ------      ------
Merchandise                       15,922      15,362
Supplies                          13,782      13,414
                                  ------      ------
                Total @ FIFO      29,704      28,776
                                  ------      ------
        Total Inventory          $80,686     $93,567
                                 =======     =======

4. CREDIT FACILITY                      As of November 30, 2002 the Company did
                                        not meet the criteria of the facility's
                                        fixed charge coverage ratio. The
                                        Company has received a waiver of this
                                        covenant from the participating banks
                                        in the facility for the fiscal quarter
                                        ended November 30, 2002. The Company
                                        and the banks are currently discussing
                                        further amendments to the facility.

5. SUBSIDIARY GUARANTORS                Certain of United Refining Company's
                                        (the "issuer") subsidiaries function as
                                        guarantors under the terms of the
                                        $200,000,000 Senior Unsecured Note
                                        Indenture due June 9, 2007. Financial
                                        information for the Company's wholly
                                        owned subsidiary guarantors is as
                                        follows:

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Condensed Consolidating Balance Sheets
(in thousands)

                                                                              November 30, 2002
                                                    ------------------------------------------------------------------
                                                      Issuer          Guarantors       Eliminations        Consolidated
                                                    ---------         ----------       ------------        ------------
Assets
Current:

   Cash and cash equivalents                        $   1,450          $   7,878          $      --          $   9,328
   Accounts receivable, net                            23,649             11,474                 --             35,123
   Inventories                                         58,823             21,863                 --             80,686
   Prepaid expenses and other assets                    9,111              3,929                 --             13,040
   Refundable income taxes                              3,300                 --                 --              3,300
   Intercompany                                        97,588             18,117           (115,705)                --
                                                    ---------          ---------          ---------          ---------
       Total current assets                           193,921             63,261           (115,705)           141,477

Property, plant and equipment, net                    118,379             70,375                 --            188,754
Deferred income taxes                                   5,577             (3,916)                --              1,661
Investment in affiliated company                        1,758                 --                 --              1,758
Deferred financing costs, net                           3,439                 --                 --              3,439
Goodwill and other non-amortizable assets                  --             11,849                 --             11,849
Amortizable intangible assets, net                         --              4,023                 --              4,023
Deferred turnaround costs & other assets, net           6,061              1,030             (1,171)             5,920
                                                    ---------          ---------          ---------          ---------
                                                    $ 329,135          $ 146,622          $(116,876)         $ 358,881
                                                    =========          =========          =========          =========
Liabilities and Stockholder's Equity
Current:

   Revolving credit facility                        $  30,000          $      --          $      --          $  30,000

   Current installments of long-term debt                  88                151                 --                239
   Accounts payable                                    18,734             11,839                 --             30,573
   Accrued liabilities                                 19,286              4,202                 --             23,488
   Sales, use and fuel taxes payable                   13,480              3,037                 --             16,517
   Deferred income taxes                                4,955               (721)                --              4,234
   Amounts due to affiliated companies, net               571                606                 --              1,177
   Intercompany                                            --            115,705           (115,705)                --
                                                    ---------          ---------          ---------          ---------
       Total current liabilities                       87,114            134,819           (115,705)           106,228

Long term debt: less current installments             180,449              1,362                 --            181,811
Deferred income taxes                                      --                 --                 --                 --
Deferred gain on settlement of pension                  1,291                 --                 --              1,291
     plan obligations
Deferred retirement benefits                           21,977              1,561                 --             23,538
Other noncurrent liabilities                               --              2,035                 --              2,035
                                                    ---------          ---------          ---------          ---------
       Total liabilities                              290,831            139,777           (115,705)           314,903
                                                    ---------          ---------          ---------          ---------
Commitment and contingencies
Stockholder's equity
   Common stock, $.10 par value per share -
     shares authorized 100; issued and
     outstanding 100                                       --                 18                (18)                --
   Additional paid-in capital                           7,150             10,651             (1,153)            16,648
   Retained earnings                                   31,244             (3,824)                --             27,420
   Accumulated other
      comprehensive loss                                  (90)                --                 --                (90)
                                                    ---------          ---------          ---------          ---------
       Total stockholder's equity                      38,304              6,845             (1,171)            43,978
                                                    ---------          ---------          ---------          ---------
                                                    $ 329,135          $ 146,622          $(116,876)         $ 358,881
                                                    =========          =========          =========          =========

                                                                             August 31, 2002
                                                    -------------------------------------------------------------------
                                                      Issuer          Guarantors       Eliminations        Consolidated
                                                    ---------         ----------       ------------        ------------
Assets
Current:

   Cash and cash equivalents                        $   4,254          $   9,261          $      --          $  13,515
   Accounts receivable, net                            22,584             11,281                 --             33,865
   Inventories                                         71,939             21,628                 --             93,567
   Prepaid expenses and other assets                    8,574              2,605                 --             11,179
   Refundable income taxes                              3,300                 --                 --              3,300
   Deferred income taxes                                   --                 --                 --                 --
   Intercompany                                        93,867             18,892           (112,759)                --
                                                    ---------          ---------          ---------          ---------
       Total current assets                           204,518             63,667           (112,759)           155,426

Property, plant and equipment, net                    118,840             71,054                 --            189,894
Deferred income taxes                                      --                 --                 --                 --
Investment in affiliated company                        1,707                 --                 --              1,707
Deferred financing costs, net                           3,641                 --                 --              3,641
Goodwill and other non-amortizable assets                  --             11,849                 --             11,849
Amortizable intangible assets                              --              4,170                 --              4,170
Deferred turnaround costs & other assets                4,891              1,033             (1,171)             4,753
                                                    ---------          ---------          ---------          ---------
                                                    $ 333,597          $ 151,773          $(113,930)         $ 371,440
                                                    =========          =========          =========          =========
Liabilities and Stockholder's Equity
Current:

   Revolving credit facility                        $  24,314          $      --          $      --          $  24,314
   Current installments of long-term debt                  86                150                 --                236
   Accounts payable                                    34,384             16,263                 --             50,647
   Accrued liabilities                                 10,083              3,919                 --             14,002
   Sales, use and fuel taxes payable                   15,228              3,289                 --             18,517
   Deferred income taxes                                5,746               (423)                --              5,323
   Amounts due affiliated companies                      (640)               780                 --                140
   Intercompany                                            --            112,759           (112,759)                --
                                                    ---------          ---------          ---------          ---------
       Total current liabilities                       89,201            136,737           (112,759)           113,179

Long term debt: less current installments             180,462              1,401                 --            181,863
Deferred income taxes                                  (3,227)             3,587                 --                360
Deferred gain on settlement of pension                  1,345                 --                 --              1,345
     plan obligations
Deferred retirement benefits                           22,643              1,504                 --             24,147
Other noncurrent liabilities                               --              2,350                 --              2,350
                                                    ---------          ---------          ---------          ---------
       Total liabilities                              290,424            145,579           (112,759)           323,244
                                                    ---------          ---------          ---------          ---------
Commitment and contingencies
Stockholder's equity
   Common stock, $.10 par value per share -
     shares authorized 100; issued and
     outstanding 100                                       --                 18                (18)                --
   Additional paid-in capital                           7,150             10,651             (1,153)            16,648
   Retained earnings                                   36,113             (4,475)                --             31,638
   Accumulated other
      comprehensive loss                                  (90)                --                 --                (90)
                                                    ---------          ---------          ---------          ---------
       Total stockholder's equity                      43,173              6,194             (1,171)            48,196
                                                    ---------          ---------          ---------          ---------
                                                    $ 333,597          $ 151,773          $(113,930)         $ 371,440
                                                    =========          =========          =========          =========

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Condensed Consolidating Statements of Operations
(in thousands)

                                                                        Three Months Ended November 30, 2002
                                                          ------------------------------------------------------------------
                                                            Issuer          Guarantors       Eliminations        Consolidated
                                                          ---------         ----------       ------------        ------------
Net sales                                                 $ 173,260          $ 176,557          $ (56,512)         $ 293,305
Costs of goods sold                                         170,769            151,062            (56,512)           265,319
                                                          ---------          ---------          ---------          ---------
      Gross profit (loss)                                     2,491             25,495                 --             27,986
                                                          ---------          ---------          ---------          ---------
Expenses:
   Selling, general and administrative expenses               4,035             22,293                 --             26,328
   Depreciation and amortization expenses                     2,170              1,133                 --              3,303
                                                          ---------          ---------          ---------          ---------
      Total operating expenses                                6,205             23,426                 --             29,631
                                                          ---------          ---------          ---------          ---------
      Operating income (loss)                                (3,714)             2,069                 --             (1,645)
                                                          ---------          ---------          ---------          ---------
Other income (expense):
   Interest income                                            1,273                239             (1,502)                10
   Interest expense                                          (5,398)            (1,315)             1,502             (5,211)
   Other, net                                                  (270)               202                 --                (68)
   Equity in net earnings of affiliate                           51                 --                 --                 51
                                                          ---------          ---------          ---------          ---------
                                                             (4,344)              (874)                --             (5,218)
                                                          ---------          ---------          ---------          ---------
Income (loss) before income tax expense (benefit)            (8,058)             1,195                 --             (6,863)
Income tax expense (benefit)                                 (3,189)               544                 --             (2,645)
                                                          ---------          ---------          ---------          ---------
Net income (loss)                                         $  (4,869)         $     651          $      --          $  (4,218)
                                                          =========          =========          =========          =========

                                                                        Three Months Ended November 30, 2001
                                                          ------------------------------------------------------------------
                                                            Issuer          Guarantors       Eliminations        Consolidated
                                                          ---------         ----------       ------------        ------------
Net sales                                                 $ 158,156          $ 115,145          $ (44,797)         $ 228,504
Costs of goods sold                                         169,691             98,490            (44,797)           223,384
                                                          ---------          ---------          ---------          ---------
      Gross profit                                          (11,535)            16,655                 --              5,120
                                                          ---------          ---------          ---------          ---------
Expenses:
   Selling, general and administrative expenses               4,330             14,059                 --             18,389
   Depreciation and amortization expenses                     2,060                900                 --              2,960
                                                          ---------          ---------          ---------          ---------
      Total operating expenses                                6,390             14,959                 --             21,349
                                                          ---------          ---------          ---------          ---------
      Operating income (loss)                               (17,925)             1,696                 --            (16,229)
                                                          ---------          ---------          ---------          ---------
Other income (expense):
   Interest income                                            1,518                282             (1,560)               240
   Interest expense                                          (5,124)            (1,315)             1,560             (4,879)
   Other, net                                                  (524)                47                 --               (477)
   Equity in net earnings of affiliate                          355                 --                 --                355
                                                          ---------          ---------          ---------          ---------
                                                             (3,775)              (986)                --             (4,761)
                                                          ---------          ---------          ---------          ---------
Income (loss) before income tax expense (benefit)           (21,700)               710                 --            (20,990)
Income tax expense (benefit)                                 (8,645)               275                 --             (8,370)
                                                          ---------          ---------          ---------          ---------
Net income (loss)                                         $ (13,055)         $     435          $      --          $ (12,620)
                                                          =========          =========          =========          =========

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


 Condensed Consolidating Statements of Cash Flows
(in thousands)

                                                                                   Three Months Ended November 30, 2002
                                                                         ---------------------------------------------------------
                                                                          Issuer         Guarantors     Eliminations  Consolidated
                                                                         --------        ----------     ------------  ------------
Net cash provided by (used in) operating activities                      $ (6,770)         $ (1,006)       $    --      $ (7,776)
                                                                         --------          --------        -------      --------
Cash flows from investing activities:
      Additions to property, plant and equipment                           (1,709)             (339)            --        (2,048)
                                                                         --------          --------        -------      --------
             Net cash used in investing activities                         (1,709)             (339)            --        (2,048)
                                                                         --------          --------        -------      --------
Cash flows from financing activities:

      Net borrowings on revolving credit facility                           5,686                --             --         5,686
      Principal reductions of long-term debt                                  (11)              (38)            --           (49)
                                                                         --------          --------        -------      --------
             Net cash provided by (used in) financing activities            5,675               (38)            --         5,637
                                                                         --------          --------        -------      --------
Net increase (decrease) in cash and cash equivalents                       (2,804)           (1,383)            --        (4,187)
Cash and cash equivalents, beginning of year                                4,254             9,261             --        13,515
                                                                         --------          --------        -------      --------
Cash and cash equivalents, end of period                                 $  1,450          $  7,878        $    --      $  9,328
                                                                         ========          ========        =======      ========

                                                                                   Three Months Ended November 30, 2001
                                                                         ---------------------------------------------------------
                                                                          Issuer         Guarantors     Eliminations  Consolidated
                                                                         --------        ----------     ------------  ------------
Net cash provided by (used in) operating activities                      $ (6,951)         $  1,350        $    --      $ (5,601)
                                                                         --------          --------        -------      --------
Cash flows from investing activities:
      Additions to property, plant and equipment                           (1,140)           (1,172)            --        (2,312)
                                                                         --------          --------        -------      --------
             Net cash used in investing activities                         (1,140)           (1,172)            --        (2,312)
                                                                         --------          --------        -------      --------
Cash flows from financing activities:

      Net borrowings on revolving credit facility                              --                --             --            --
      Principal reductions of long-term debt                                   --               (32)            --           (32)
                                                                         --------          --------        -------      --------
             Net cash provided by (used in) financing activities               --               (32)            --           (32)
                                                                         --------          --------        -------      --------
Net increase (decrease) in cash and cash equivalents                       (8,091)              146             --        (7,945)
Cash and cash equivalents, beginning of year                               29,197             6,027             --        35,224
                                                                         --------          --------        -------      --------
Cash and cash equivalents, end of period                                 $ 21,106          $  6,173        $    --      $ 27,279
                                                                         ========          ========        =======      ========

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


6. SEGMENTS OF BUSINESS

      The Company is a petroleum refiner and marketer in its primary market area of Western New York and Northwestern Pennsylvania. Operations are organized into two business segments: wholesale and retail.

      The wholesale segment is responsible for the acquisition of crude oil, petroleum refining, and the marketing of petroleum products to wholesale and industrial customers. The retail segment sells petroleum products and convenience and grocery items through company owned gasoline stations and convenience stores under the Kwik Fill(R), Red Apple Food Mart(R) and Country Fair(R) brand names.

      Intersegment revenues are calculated using estimated market prices and are eliminated upon consolidation. Summarized financial information regarding the Company's reportable segments is presented in the following tables (in thousands):

                                            THREE MONTHS ENDED
                                               NOVEMBER 30,
                                               (UNAUDITED)
                                      ----------------------------
                                         2002               2001
                                      ---------          ---------
Net Sales

     Retail                           $ 175,659          $ 114,037
     Wholesale                          117,646            114,467
                                      ---------          ---------
                                      $ 293,305          $ 228,504
                                      =========          =========
Intersegment Sales

     Wholesale                        $  55,614          $  43,689
                                      =========          =========

Operating Income (Loss)
     Retail                           $   2,154          $   1,916
     Wholesale                           (3,799)           (18,145)
                                      ---------          ---------
                                      $  (1,645)         $ (16,229)
                                      =========          =========

Depreciation and Amortization

     Retail                           $   1,071          $     850
     Wholesale                            2,232              2,110
                                      ---------          ---------
                                      $   3,303          $   2,960
                                      =========          =========


                              NOVEMBER 30, 2002
                                 (UNAUDITED)        AUGUST 31, 2002
                              -----------------     ---------------
Total Assets

     Retail                       $129,226              $127,712
     Wholesale                     230,376               243,728
                                  --------              --------
                                  $359,602              $371,440
                                  ========              ========

Capital Expenditures

     Retail                       $    310              $  4,552
     Wholesale                       1,738                 5,747
                                  --------              --------
                                  $  2,048              $ 10,299
                                  ========              ========

                            UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


7.  BUSINESS COMBINATIONS

         On December 21, 2001, the Company acquired 100% of the operation and working capital assets of Country Fair. In accordance with Statement 142, "Business Combination," the following schedule summarizes the acquired intangible assets and goodwill included in the Company's retail business segment disclosures (in thousands).


                                                        NOVEMBER 30, 2002
                                                           (UNAUDITED)                      AUGUST 31, 2002
                                                ------------------------------------------------------------------
                                                    GROSS                               GROSS
                                                   CARRYING        ACCUMULATED        CARRYING         ACCUMULATED
                                                    AMOUNT        AMORTIZATION         AMOUNT         AMORTIZATION
------------------------------------------------------------------------------------------------------------------
Amortizable intangible assets:
    Vendor contracts                             $     2,600      $       341        $     2,600      $       248
    Deed restrictions                                    800               24                800               21
    Non-compete agreement                                400               73                400               53
    Leasehold covenants                                1,537               99              1,537               68
                                                -----------------------------------------------------------------
                                                 $     5,337      $       537        $     5,337      $       390
                                                =================================================================

Non-amortizable assets:
    Trade name                                        10,500                -             10,500                -
    Goodwill                                           1,349                -              1,349                -
                                                -----------------------------------------------------------------
                                                 $    11,849      $         -        $    11,849      $         -
                                                =================================================================

         Amortization expense for the three months ended November 30, 2002 was $147,000.

         Amortization expense for intangible assets subject to amortization for each of the years in the five year period ending August 31, 2007 is estimated to be $585,000 in 2003, 2004, and 2005, $582,000 in 2006, and $499,000 in 2007.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (UNAUDITED)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING STATEMENTS

      This document includes statements that constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. By their nature, all forward looking statements involve risk and uncertainties. Actual results may differ materially from those contemplated by the forward looking statements for a number of reasons.

      Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge, investors and prospective investors are cautioned that such statements are only projections and that actual events or results may differ materially from those expressed in any such forward-looking statements. In addition to the factors discussed elsewhere in this report, the Company's actual consolidated quarterly or annual operating results have been affected in the past, or could be affected in the future, by additional factors, including, without limitation, general economic, business and market conditions; risks and uncertainties with respect to the actions of actual or potential competitive suppliers of refined petroleum products in the Company's markets, the demand for and supply of crude oil and refined products, the spread between market prices for refined products and market prices for crude oil, the possibility of inefficiencies or shutdowns in refinery operations or pipelines, the availability and cost of financing to the Company, environmental, tax and tobacco legislation or regulation; volatility of gasoline prices, margins and supplies; merchandising margins; customer traffic; weather conditions; labor costs and the level of capital expenditures.

RECENT DEVELOPMENTS

      Fiscal first quarter 2003 worldwide crude oil prices, as indicated by prices of crude oil contracts on the New York Mercantile Exchange (NYMEX), have stayed relatively flat ($28.91/BBL) following a volatile fiscal 2002, but have increased by about 9% above fourth quarter fiscal 2002 ($26.48/BBL) and 15% above first quarter fiscal 2002 ($25.07/BBL). NYMEX delivered month crude prices have continued to increase about 12% from December 2002 to January 2003, or from $26.21/BBL to $33.08/BBL, due to the Venezuelan strike, the increasing likelihood of war in Iraq and the threat that any military action could hamper crude exports from neighboring Saudi Arabia and Kuwait. NYMEX delivered month crude oil contracts have increased 49% from a low of $19.40/BBL for crude deliveries in January 2002 to an average of $28.91/BBL for the first quarter of fiscal 2003. However, not all analysts believe that the current high crude prices will continue much longer. In fact, early in the week of January 6, NYMEX crude price for delivery in February fell more than $2/BBL based on indications that OPEC is making an orchestrated effort to counter crude availability issues and extra crude will be added to the system. The crude price may decrease further and sharply if it becomes clear that military action in Iraq will not hinder nearby oil exporters or if the Venezuelan situation is resolved. Supporting this view are indications that US product inventories are steadily rebuilding and that alternate crude supplies from other OPEC members should mitigate the current demand-supply imbalance.

      For the first quarter of fiscal 2003, the Company experienced a 22.0% increase in retail diesel margins and a 2.9% decline in retail gasoline margins compared to the fourth quarter of fiscal 2002. For the recent quarter compared to the prior year quarter, retail diesel margins were 32.7% lower and retail

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (UNAUDITED)


gasoline margins were 8.9% lower. Analysts expect refining margins to trend above break-even levels, however they have concerns for the Iraq and Venezuela situations that could cause tightening and higher cost feedstocks to erode margins. Based on a 1-2% improvement in product demand, product inventories remaining in the bottom half of their five-year range and normal weather conditions, analysts expect average US refining margins to improve to a "normalized" level compared to 2002.

      The Company's monthly crude oil pricing is typically determined approximately 30 days in advance of the pricing of products produced from crude. Thus, the decline in the Company's purchased crude cost near the end of the first fiscal quarter had the effect of reducing refinery gross margins as products were produced from more expensive crude oil purchased the previous month. Given the current high crude price and industry forecasted steady decline in crude price for the remainder of fiscal 2003, narrow refinery gross margins could continue for the near term.

      The Company's results continued to be negatively influenced by the weaker discounts on heavy sour crude oils. Since the refinery crude supply is comprised of approximately equal proportions of sour and sweet crude, the difference between their prices ("sweet-sour differential") impacts the costs of goods sold and hence gross profit. For the recent quarter compared to the prior year quarter, the Company realized a 16% decrease in the light/heavy crude price differential. This differential is expected to remain essentially the same as the average for the first fiscal quarter for the remainder of fiscal 2003. If the Venezuelan crisis persists, resulting in the continued lack of availability of the heavy Venezuelan crude oil, the differential could narrow creating a negative impact on gross profit.

RESULTS OF OPERATIONS

      The following table reflects the Company's financial and operating highlights for the three month periods ended November 30, 2002 and 2001. All percentage amounts were derived using the underlying data in thousands.

                                        THREE MONTHS ENDED NOVEMBER 30,
                                -----------------------------------------------
                                   2002               2001             % CHANGE
                                ---------          ---------          ---------
Net Sales
     Retail                     $ 175,659          $ 114,037                 54%
     Wholesale                    117,646            114,467                  3%
                                ---------          ---------
                                $ 293,305          $ 228,504
                                =========          =========
Gross Profit / (Loss)
     Retail                     $  25,422          $  16,739                 52%
     Wholesale                      2,564            (11,619)               122%
                                ---------          ---------
                                $  27,986          $   5,120
                                =========          =========
Operating Expenses
     Retail                     $  23,268          $  14,823                 57%
     Wholesale                      6,363              6,526                 (3%)
                                ---------          ---------
                                $  29,631          $  21,349
                                =========          =========
Operating Income (Loss)
     Retail                     $   2,154          $   1,916                 12%
     Wholesale                     (3,799)           (18,145)                79%
                                ---------          ---------
                                $  (1,645)         $ (16,229)
                                =========          =========

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (UNAUDITED)


NET SALES

November 30, 2002 vs. November 30, 2001

      Retail sales increased during 2002 by $61.6 million, or 54% from $114.0 million in 2001 to $175.6 million in 2002. The retail sales increase was primarily due to a $21.6 million increase in merchandise sales and a $40.0 million increase in petroleum sales. The petroleum sales increase results from a 28.5% increase in retail petroleum volume (on a same store basis and including the Country Fair locations) and a 12.3% increase in retail selling prices (on a same store basis and including the Country Fair locations).

      Retail sales were increased by the acquisition of Country Fair in December 2001. Country Fair sales were $48.3 million of the $175.6 million for the three months ended November 30, 2002. Country Fair sales volume contributed 18.8 million gallons to the total retail sales volume of 88.7 million gallons for the three months ended November 30, 2002.

      Wholesale sales increased during 2002 by $3.2 million or 3% from $114.5 million in 2001 to $117.7 million in 2002. The wholesale sales increase was due to a 19.9% increase in wholesale prices offset by a 14.3% decrease in wholesale volume.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (UNAUDITED)


COSTS OF GOODS SOLD

November 30, 2002 vs. November 30, 2001

      Retail costs of goods sold increased during 2002 by $52.9 million or 54% from $97.3 million in 2001 to $150.2 million in 2002. The increase in retail costs of goods sold is largely attributed to the acquisition of Country Fair in December 2001. Country Fair's costs of goods sold for the three months ended November 30, 2002 was $38.9 million.

      Wholesale costs of goods sold decreased during 2002 by $11.0 million or 9% from $126.1 million in 2001 to $115.1 million in 2002. The decrease in wholesale costs of goods sold was primarily due to a 19% reduction in crude runs offset by a 14.5% increase in the Company's average crude oil purchase price for the three months ended November 30, 2002 as compared to the prior year period. The refinery throughput decrease for the first fiscal quarter of 2003 was due to a scheduled maintenance turnaround resulting in a 21 day shutdown of units at the refinery. Worldwide crude oil prices, as indicated by NYMEX crude oil contract prices, increased 15.3% as compared to the prior year period. For the three months ended November 30, 2002 costs of goods sold was negatively impacted by an approximate $2.5 million decrease in the value of the Company's working inventories on a market valuation basis, which increased costs of goods sold. This was partially offset by a reduction in the LIFO reserve, which increased the value of the Company's total inventories by $.6 million.

GROSS PROFIT / (LOSS)

November 30, 2002 vs. November 30, 2001

      Retail gross profit increased during 2002 by $8.7 million or 52% from $16.7 million in 2001 to $25.4 million in 2002. Inclusive of Country Fair, the Company increased its petroleum margins by $1.9 million and its merchandise margin by $6.8 million. These margin increases were a result of 19.7 million gallons of additional volume sold and $21.6 million in increased merchandise sales.

      Wholesale gross profit increased $14.2 million from ($11.6) million in 2001 to $2.6 million in 2002 for the three months ended November 30, 2001 and 2002, respectively. This increase was primarily due to the increase in wholesale selling prices offset by a decrease in wholesale volume.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (UNAUDITED)


OPERATING EXPENSES

      The following table presents certain information relative to the Company's operating expenses for the three month periods ended November 30, 2002 and 2001:

                                                       THREE MONTHS ENDED NOVEMBER 30,
                                                      ---------------------------------
                                                        2002                      2001
                                                      -------                   -------
                                                               (IN THOUSANDS)
Selling, General and Administrative
      Retail                                          $22,197                   $13,973
      Wholesale                                         4,131                     4,416
                                                      -------                   -------
                                                      $26,328                   $18,389
                                                      =======                   =======

Depreciation and Amortization
      Retail                                          $ 1,071                   $   850
      Wholesale                                         2,232                     2,110
                                                      -------                   -------
                                                      $ 3,303                   $ 2,960
                                                      =======                   =======

Total Operating Expenses
      Retail                                          $23,268                   $14,823
      Wholesale                                         6,363                     6,526
                                                      -------                   -------
                                                      $29,631                   $21,349
                                                      =======                   =======


November 30, 2002 vs. November 30, 2001

      Retail operating expenses increased during 2002 by $8.4 million or 57%. This increase was primarily due to the acquisition of Country Fair in December 2001. Country Fair's operating expenses for the three months ended November 30, 2002 were $7.7 million. Country Fair's operating expenses included $1.6 million of rental expense primarily for the lease of fixed assets from related entities, as well as leases to third parties. The remaining increases to operating expenses were due to increased payroll and payroll costs

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (UNAUDITED)


of $.4 million, increased pension/post retirement costs of $.1 million, and increased credit/customer service costs of $.2 million.

      Wholesale operating expenses decreased during 2002 by $.1 million.

NET INTEREST EXPENSE

      Net interest expense (interest expense less interest income) increased by $0.6 million from $4.6 million for the fiscal quarter ended November 30, 2001 to $5.2 million for the fiscal quarter ended November 30, 2002. The increased net interest expense was due to a $.2 million reduction in interest income earned, $0.3 million increased interest expense for borrowings on the Company's revolving credit facility and $.1 million increased interest expense for capitalized lease obligations and taxes. This decline is primarily due to a reduction in the state corporate income tax rate.

INCOME TAX EXPENSE / (BENEFIT)

      The Company's effective tax rate for the fiscal quarter ended November 30, 2002 was approximately 38.5% compared to a rate of 39.9% for the fiscal quarter ended November 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

      Working capital (current assets minus current liabilities) at November 30, 2002 was $35.2 million and at August 31, 2002 was $42.2 million. The Company's current ratio (current assets divided by current liabilities) was 1.3:1 at November 30, 2002 and 1.4:1 at August 31, 2002.

      Net cash used in operating activities totaled $7.8 million and $5.6 million for the three months ended November 30, 2002 and 2001, respectively. The net cash used in operating activities for the three months ended November 30, 2002 results from a change in deferred income taxes of ($3.1) million, cash used in working capital items of ($1.8), a change in post-retirement benefits of ($.6) million and a change in other, net of ($2.3) million.

      Net cash used in investing activities for the purchase of property, plant and equipment, totaled $2.0 million and $2.3 million for the three months ended November 30, 2002 and 2001, respectively.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (UNAUDITED)


      The Company reviews its capital expenditures on an ongoing basis. Maintenance and non-discretionary capital expenditures have averaged approximately $4 million annually over the last three years for the refining and marketing operations. Management does not foresee any increase in maintenance and non-discretionary capital expenditures during fiscal 2003. The Company anticipates spending approximately $5 million as part of its Tier 2 Gasoline Sulfur Program under 40 CFR Part 80, Subpart H during fiscal year 2003. Since the bulk of this anticipated expenditure is near the fiscal year end, it is possible a portion of this $5 million could actually occur during fiscal 2004.

      Net cash provided by financing activities totaled $5.6 million for the three months ended November 30, 2002 due to borrowings of $5.6 million on the Company's revolving credit facility.

      Future liquidity, both short and long-term, will continue to be primarily dependent on realizing a refinery margin sufficient to cover fixed and variable expenses, including planned capital expenditures. The Company expects to be able to meet its working capital, capital expenditure and debt service requirements out of cash flow from operations, cash on hand and borrowings under the Company's secured revolving credit facility (the "facility") with PNC Bank, N.A. as Agent Bank. This is a $50,000,000 revolving credit facility which was renewed on July 12, 2002 and expires on May 9, 2007. At November 30, 2002, there was approximately $19,200,000 unused and available on the facility. The facility is secured by certain cash accounts, accounts receivable, and inventory. The interest rate on borrowings varies with the Company's earnings and is based on the higher of the bank's prime rate or Federal funds rate plus 1% plus a margin for base rate borrowings and the LIBOR rate plus a margin for Euro-Rate borrowings. As of November 30, 2002, the Company did not meet the criteria of the facility's fixed charge coverage ratio. The Company has received a waiver of this covenant from the participating banks in the facility for the fiscal quarter ended November 30, 2002. The Company and the banks are currently discussing further amendments to the facility.

      In addition to these obligations, the Company had outstanding letters of credit of $850,000.

      We believe that funds generated by operations and the facility will provide the financial resources sufficient to meet our foreseeable working capital, letter of credit, contractual obligations, debt repayment and capital expenditure requirements.

      Although the Company is not aware of any pending circumstances which would change its expectation, changes in the tax laws, the imposition of and changes in federal and state clean air and clean fuel requirements and other changes in environmental laws and regulations may also increase future capital expenditure levels. Future capital expenditures are also subject to business conditions affecting the industry. The Company continues to investigate strategic acquisitions and capital improvements to its existing facilities.

      Federal, state and local laws and regulations relating to the environment affect nearly all the operations of the Company. As is the case with all the companies engaged in similar industries, the Company faces significant exposure from actual or potential claims and lawsuits involving environmental matters. Future expenditures related to environmental matters cannot be reasonably quantified in many circumstances due to the uncertainties as to required remediation methods and related clean-up cost estimates. The Company cannot predict what additional environmental legislation or regulations will be enacted or become effective in the future or how existing or future laws or regulations will be administered or interpreted with respect to products or activities to which they have not been previously applied.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (UNAUDITED)


   SEASONAL FACTORS

      Seasonal factors affecting the Company's business may cause variation in the prices and margins of some of the Company's products. For example, demand for gasoline tends to be highest in spring and summer months, while demand for home heating oil and kerosene tends to be highest in winter months.

      As a result, the margin on gasoline prices versus crude oil costs generally tends to increase in the spring and summer, while margins on home heating oil and kerosene tend to increase in winter.

   INFLATION

      The effect of inflation on the Company has not been significant during the last five fiscal years.


ITEM 4.  CONTROLS AND PROCEDURES

      Pursuant to Exchange Act Rules 13a-15 and 15d-15, within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operations of the Company's disclosure controls and procedures. Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of evaluation.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

               (a) Exhibit 99.1 - Principal Executive Officer Certification pursuant to 18 U.S.C.Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002) (filed herewith).

                      Exhibit 99.2 - Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002) (filed herewith).

               (b) No reports on Forms 8-K have been filed for the quarter for which this report is being filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  January 14, 2003






                                      UNITED REFINING COMPANY
                                      ---------------------------------------
                                      (Registrant)



                                      /s/ Myron L. Turfitt
                                      ---------------------------------------
                                      Myron L. Turfitt
                                      President



                                      /s/ James E. Murphy
                                      ---------------------------------------
                                      James E. Murphy
                                      Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  January 14, 2003






                                      KIANTONE PIPELINE CORPORATION
                                      ---------------------------------------
                                      (Registrant)



                                      /s/ Myron L. Turfitt
                                      ---------------------------------------
                                      Myron L. Turfitt
                                      President



                                      /s/ James E. Murphy
                                      ---------------------------------------
                                      James E. Murphy
                                      Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  January 14, 2003






                                      UNITED REFINING COMPANY OF PENNSYLVANIA
                                      ---------------------------------------
                                      (Registrant)



                                      /s/ Myron L. Turfitt
                                      ---------------------------------------
                                      Myron L. Turfitt
                                      President



                                      /s/ James E. Murphy
                                      ---------------------------------------
                                      James E. Murphy
                                      Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  January 14, 2003






                                      KIANTONE PIPELINE COMPANY
                                      ---------------------------------------
                                      (Registrant)



                                      /s/ Myron L. Turfitt
                                      ---------------------------------------
                                      Myron L. Turfitt
                                      President



                                      /s/ James E. Murphy
                                      ---------------------------------------
                                      James E. Murphy
                                      Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  January 14, 2003






                                      UNITED JET CENTER, INC.
                                      ---------------------------------------
                                      (Registrant)



                                      /s/ Myron L. Turfitt
                                      ---------------------------------------
                                      Myron L. Turfitt
                                      President



                                      /s/ James E. Murphy
                                      ---------------------------------------
                                      James E. Murphy
                                      Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  January 14, 2003






                                      KWIK FILL CORPORATION
                                      ---------------------------------------
                                      (Registrant)



                                      /s/ Myron L. Turfitt
                                      ---------------------------------------
                                      Myron L. Turfitt
                                      President



                                      /s/ James E. Murphy
                                      ---------------------------------------
                                      James E. Murphy
                                      Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  January 14, 2003





                                      INDEPENDENT GASOLINE AND OIL COMPANY OF
                                      ROCHESTER, INC.
                                      ---------------------------------------
                                      (Registrant)



                                      /s/ Myron L. Turfitt
                                      ---------------------------------------
                                      Myron L. Turfitt
                                      President



                                      /s/ James E. Murphy
                                      ---------------------------------------
                                      James E. Murphy
                                      Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  January 14, 2003






                                      BELL OIL CORP.
                                      ---------------------------------------
                                      (Registrant)



                                      /s/ Myron L. Turfitt
                                      ---------------------------------------
                                      Myron L. Turfitt
                                      President



                                      /s/ James E. Murphy
                                      ---------------------------------------
                                      James E. Murphy
                                      Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  January 14, 2003






                                      PPC, INC.
                                      ---------------------------------------
                                      (Registrant)



                                      /s/ Myron L. Turfitt
                                      ---------------------------------------
                                      Myron L. Turfitt
                                      President



                                      /s/ James E. Murphy
                                      ---------------------------------------
                                      James E. Murphy
                                      Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  January 14, 2003






                                      SUPER TEST PETROLEUM, INC.
                                      ---------------------------------------
                                      (Registrant)



                                      /s/ Myron L. Turfitt
                                      ---------------------------------------
                                      Myron L. Turfitt
                                      President



                                      /s/ James E. Murphy
                                      ---------------------------------------
                                      James E. Murphy
                                      Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  January 14, 2003






                                      KWIK-FIL, INC.
                                      ---------------------------------------
                                      (Registrant)



                                      /s/ Myron L. Turfitt
                                      ---------------------------------------
                                      Myron L. Turfitt
                                      President



                                      /s/ James E. Murphy
                                      ---------------------------------------
                                      James E. Murphy
                                      Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  January 14, 2003






                                      VULCAN ASPHALT REFINING CORPORATION
                                      ---------------------------------------
                                      (Registrant)



                                      /s/ Myron L. Turfitt
                                      ---------------------------------------
                                      Myron L. Turfitt
                                      President



                                      /s/ James E. Murphy
                                      ---------------------------------------
                                      James E. Murphy
                                      Chief Financial Officer

                                  CERTIFICATION

                     Pursuant to 18 U.S.C. Section 1350,

     As adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, John A. Catsimatidis certify that:

1. I have reviewed this quarterly report on Form 10-Q of United Refining Company (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared:

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  January 14, 2003             Signature:  /s/  John A. Catsimatidis
       ----------------                         ---------------------------
                                                Principal Executive Officer

                                  CERTIFICATION

                     Pursuant to 18 U.S.C. Section 1350,

     As adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, James E. Murphy certify that:

1. I have reviewed this quarterly report on Form 10-Q of United Refining Company (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared:

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  January 14, 2003              Signature:  /s/  James E. Murphy
       -----------------                         ---------------------------
                                                 Principal Financial Officer