Form 10-Q
period 2009-05-31
BELL OIL CORP; UNITED REFINING CO; KIANTONE PIPELINE CORP; UNITED REFINING CO /PA/; UNITED JET CENTER INC; SUPER TEST PETROLEUM INC; VULCAN ASPHALT REFINING CORP; INDEPENDENT GASOLINE & OIL CO OF ROCHESTER; COUNTRY FAIR INC; PPC INC
filed 2009-07-15
CIK 1045543, 101462, 830253, 1040270, 1045542, 1045545, 1045546, 1045547, 1171162, 1045544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 001-06198

UNITED REFINING COMPANY (Exact name of registrant as specified in its charter)

Pennsylvania	25-1411751
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15 Bradley Street
Warren, Pennsylvania	16365
(Address of principal executive office)	(Zip Code)

814-723-1500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all controls issues and instances of fraud, if any, within a Company are detected. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and the Company’s CEO and CFO have concluded that such controls and procedures are effective at the “reasonable assurance” level.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 15, 2009, there were 100 shares of common stock, par value $.10 per share, of the Registrant outstanding.

TABLE OF ADDITIONAL REGISTRANTS

Name	State of Other Jurisdiction of Incorporation	IRS Employer Identification Number	Commission File Number
Kiantone Pipeline Corporation	New York	25-1211902	333-35083-01
Kiantone Pipeline Company	Pennsylvania	25-1416278	333-35083-03
United Refining Company of Pennsylvania	Pennsylvania	25-0850960	333-35083-02
United Jet Center, Inc.	Delaware	52-1623169	333-35083-06
Kwik-Fill Corporation	Pennsylvania	25-1525543	333-35083-05
Independent Gas and Oil Company of Rochester, Inc.	New York	06-1217388	333-35083-11
Bell Oil Corp.	Michigan	38-1884781	333-35083-07
PPC, Inc.	Ohio	31-0821706	333-35083-08
Super Test Petroleum, Inc.	Michigan	38-1901439	333-35083-09
Kwik-Fil, Inc.	New York	25-1525615	333-35083-04
Vulcan Asphalt Refining Corporation	Delaware	23-2486891	333-35083-10
Country Fair, Inc.	Pennsylvania	25-1149799	333-35083-12

FORM 10-Q – CONTENTS

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	May 31, 2009 (Unaudited)	August 31, 2008
Assets
Current:
Cash and cash equivalents	$19,887	$32,447
Accounts receivable, net	77,759	124,022
Due from affiliated companies under a tax sharing agreement	4,602	35,913
Inventories	206,483	94,708
Prepaid expenses and other assets	24,951	21,304

Total current assets	333,682	308,394
Property, plant and equipment, net	251,683	244,011
Investment in affiliated company	6,427	6,389
Deferred financing costs, net	3,582	4,544
Goodwill	1,349	1,349
Tradename	10,500	10,500
Amortizable intangible assets, net	1,509	1,713
Deferred turnaround costs and other assets, net	8,870	13,120
Deferred income taxes	9,433	11,773

	$627,035	$601,793

Liabilities and Stockholder’s (Deficit) Equity
Current:
Revolving credit facility	$22,000	$9,000
Current installments of long-term debt	2,397	2,184
Accounts payable	43,753	46,912
Income taxes payable	9,033	—
Accrued liabilities	23,665	16,377
Sales, use and fuel taxes payable	21,759	21,454
Deferred income taxes	2,891	2,891
Amounts due to affiliated companies, net	1,756	2,591

Total current liabilities	127,254	101,409
Long term debt: less current installments	334,704	356,107
Deferred gain on settlement of pension plan obligations	—	55
Deferred retirement benefits	88,505	86,146
Other noncurrent liabilities	7	18

Total liabilities	550,470	543,735

Commitments and contingencies
Stockholder’s equity:
Common stock; $.10 par value per share – shares authorized 100; issued and outstanding 100	—	—
Additional paid-in capital	24,665	24,665
Retained earnings	73,659	56,338
Accumulated other comprehensive loss	(21,759)	(22,945)

Total stockholder’s equity	76,565	58,058

	$627,035	$601,793

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS—(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2009	2008	2009	2008
		(As adjusted)		(As adjusted)
Net sales	$498,312	$788,949	$1,703,592	$2,146,235
Costs of goods sold	428,939	775,165	1,534,622	2,072,749

Gross profit	69,373	13,784	168,970	73,486

Expenses:
Selling, general and administrative expenses	35,779	36,116	107,937	106,845
Depreciation and amortization expenses	4,028	4,058	12,204	12,138

Total operating expenses	39,807	40,174	120,141	118,983

Operating income (loss)	29,566	(26,390)	48,829	(45,497)

Other income (expense):
Interest expense, net	(8,785)	(8,595)	(27,258)	(22,826)
Other, net	(627)	(462)	(1,479)	(1,557)
Equity in net earnings of affiliate	(3)	618	38	1,512
Gain on extinguishment of debt	9,230	—	9,230	—

	(185)	(8,439)	(19,469)	(22,871)

Income (loss) before income tax expense (benefit)	29,381	(34,829)	29,360	(68,368)
Income tax expense (benefit)	12,048	(14,280)	12,039	(28,030)

Net income (loss)	$17,333	$(20,549)	$17,321	$(40,338)

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Unaudited)

(in thousands)

	Nine Months Ended
	May 31, 2009	May 31, 2008
		(As adjusted)
Cash flows from operating activities:
Net income (loss)	$17,321	$(40,338)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	17,486	15,664
Equity in net earnings of affiliate	(38)	(1,512)
Deferred income taxes	1,516	4,517
Gain on extinguishment of debt	(9,230)	—
Loss on asset dispositions	587	1,068
Cash used in working capital items	(25,216)	(91,217)
Change in operating assets and liabilities:
Other assets	372	(20)
Deferred retirement benefits	4,370	2,153
Other noncurrent liabilities	(11)	(25)
Other, net	(2)	2

Total adjustments	(10,166)	(69,370)

Net cash provided by (used in) operating activities	7,155	(109,708)

Cash flows from investing activities:
Additions to property, plant and equipment	(19,191)	(34,471)
Additions to deferred turnaround costs	(1,138)	(9,520)
Proceeds from asset dispositions	80	—

Net cash used in investing activities	(20,249)	(43,991)

Cash flows from financing activities:
Net borrowings on revolving credit facility	13,000	32,000
Proceeds from sale of investment securities	—	75,854
Proceeds from issuance of long term debt	318	178
Dividends to stockholder	—	(35,312)
Principal reductions of long term debt	(12,559)	(956)
Deferred financing costs	(225)	(108)

Net cash provided by financing activities	534	71,656

Net decrease in cash and cash equivalents	(12,560)	(82,043)
Cash and cash equivalents, beginning of year	32,447	135,441

Cash and cash equivalents, end of period	$19,887	$53,398

Cash provided by (used in) working capital items:
Accounts receivable, net	$46,263	$(27,582)
Refundable income taxes	31,311	—
Inventories	(111,775)	35,098
Prepaid expenses and other assets	(3,647)	(100,721)
Accounts payable	(3,159)	23,732
Accrued liabilities	7,288	9,084
Income taxes payable	9,033	(36,514)
Sales, use and fuel taxes payable	305	818
Amounts due from affiliated companies, net	(835)	4,868

Total change	$(25,216)	$(91,217)

Cash paid during the period for:
Interest	$19,473	$18,947
Income taxes	$1,458	$42,273

Non-cash investing activities:
Property additions & capital leases	$1,148	$598

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Description of Business and Basis of Presentation

The consolidated financial statements include the accounts of United Refining Company and its subsidiaries, United Refining Company of Pennsylvania and its subsidiaries, and Kiantone Pipeline Corporation (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

The Company is a petroleum refiner and marketer in its primary market area of Western New York and Northwestern Pennsylvania. Operations are organized into two business segments: wholesale and retail.

The wholesale segment is responsible for the acquisition of crude oil, petroleum refining, supplying petroleum products to the retail segment and the marketing of petroleum products to wholesale and industrial customers. The retail segment sells petroleum products under the Kwik Fill®, Citgo® and Keystone® brand names through a network of Company-operated retail units and convenience and grocery items through gasoline stations and convenience stores under the Red Apple Food Mart® and Country Fair® brand names.

The Company is a wholly-owned subsidiary of United Refining, Inc., a wholly-owned subsidiary of United Acquisition Corp., which in turn is a wholly-owned subsidiary of Red Apple Group, Inc. (the “Parent”).

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended May 31, 2009 are not necessarily indicative of the results that may be expected for the year ending August 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended August 31, 2008.

2.	Change in Accounting Policy

During the quarter ended February 28, 2009 the Company changed its method of accounting for inventories during interim periods from adjusting the inventory LIFO reserve on an annual basis to adjusting the inventory LIFO reserve on a quarterly basis. We believe this change in method of accounting better reflects interim results consistent with annual LIFO. Accordingly, the Company has reflected the change in accounting in the current quarter and retrospectively applied this policy to its previously issued financial statements for the three and nine months ended May 31, 2008. This change does not impact cash flows and does not impact annual financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following is a summary of the impact of the change in accounting policy has had on the Company’s Consolidated Statements of Operations for the three and nine months ended May 31, 2008:

	Three Months Ended May 31, 2008 (in thousands)
	As Previously Reported	Adjustments	As adjusted
Net sales	$788,949	$—	$788,949
Costs of goods sold	733,130	42,035	775,165

Gross profit	55,819	(42,035)	13,784
Operating expenses	40,174	—	40,174

Operating income (loss)	15,645	(42,035)	(26,390)
Other expenses	8,439	—	8,439

Income (loss) before income tax expense (benefit)	7,206	(42,035)	(34,829)
Income tax expense (benefit)	2,955	(17,235)	(14,280)

Net income (loss)	$4,251	$(24,800)	$(20,549)

	Nine Months Ended May 31, 2008 (in thousands)
	As Previously Reported	Adjustments	As adjusted
Net sales	$2,146,235	$—	$2,146,235
Costs of goods sold	1,990,948	81,801	2,072,749

Gross profit	155,287	(81,801)	73,486
Operating expenses	118,983	—	118,983

Operating income (loss)	36,304	(81,801)	(45,497)
Other expenses	22,871	—	22,871

Income (loss) before income tax expense (benefit)	13,433	(81,801)	(68,368)
Income tax expense (benefit)	5,508	(33,538)	(28,030)

Net income (loss)	$7,925	$(48,263)	$(40,338)

3.	Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“Statement 157”). Statement 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. Statement 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. Statement 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007. In February 2008, the FASB provided a one year deferral for the implementation of Statement 157 for non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis. The Company adopted Statement 157 for financial assets as of September 1, 2008 and it did not have a significant effect on the Company’s consolidated financial statements. Furthermore, the Company believes that the adoption of Statement 157 for non-financial assets and liabilities will not have a significant effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of Accounting Research Bulletin No. 51” (“Statement 160”), which

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. Statement 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owner. Statement 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of Statement 160 on the Company’s consolidated financial position, results of operations and cash flows.

In March 2008, the FASB issued Statement No. 161 “Disclosure about Derivative Instruments and Hedging Activities-an amendment of FASB statements No. 133” (“Statement 161”) which provides revised guidance for enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133, and how derivative instruments and the related hedged items affect an entity’s financial position, financial performance and cash flows. Statement 161 is effective for the Company’s fiscal and interim periods beginning after November 15, 2008. The Company does not currently have any derivative instruments and is not involved in any hedging activities.

4.	Inventories

Inventories are stated at the lower of cost or market, with cost being determined under the Last-in, First-out (LIFO) method for crude oil and petroleum product inventories and the First-in, First-out (FIFO) method for merchandise. Supply inventories are stated at either lower of cost or market or replacement cost and include various parts for the refinery operations. (See note 2).

Inventories consist of the following:

	May 31, 2009	August 31, 2008
	(in thousands)
Crude Oil	$64,197	$17,273
Petroleum Products	135,995	39,836

Total @ LIFO	200,192	57,109

Merchandise	17,598	18,350
Supplies	21,686	19,249

Total @ FIFO	39,284	37,599

	239,476	94,708
Lower of cost or market reserve	(32,993)	—

Total Inventory	$206,483	$94,708

At May 31, 2009, aggregated LIFO costs exceeded the current market costs by $33,000,000. Accordingly the Company recorded a $33,000,000 lower of cost or market reserve against LIFO cost. The net effect of the $33,000,000 change in this reserve for the nine month period from August 31, 2008 to May 31, 2009 to value the Company’s crude oil and petroleum products inventories to net realizable market values decreased operating income by $33,000,000. For the three month period ending May 31, 2009, the lower of cost or market reserve was reduced from $78,000,000 at February 28, 2009 to $33,000,000 at May 31, 2009. The net effect of this reduction for the three month period increased operating income by approximately $45,000,000.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5.	Subsidiary Guarantors

Certain of United Refining Company’s (the “issuer”) subsidiaries function as guarantors under the terms of the $350,000,000 Senior Unsecured Note Indenture due August 15, 2012. Financial information for the issuer and its wholly owned subsidiary guarantors is as follows:

CONDENSED CONSOLIDATING BALANCE SHEETS

(in thousands)

	May 31, 2009				August 31, 2008
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$6,193	$13,694	$—	$19,887	$11,358	$21,089	$—	$32,447
Accounts receivable, net	47,444	30,315	—	77,759	75,524	48,498	—	124,022
Refundable income taxes	4,533	69	—	4,602	34,530	1,383	—	35,913
Inventories	181,123	25,360	—	206,483	64,614	30,094	—	94,708
Prepaid expenses and other assets	17,763	7,188	—	24,951	16,338	4,966	—	21,304
Intercompany	112,349	15,860	(128,209)	—	163,202	17,001	(180,203)	—

Total current assets	369,405	92,486	(128,209)	333,682	365,566	123,031	(180,203)	308,394
Property, plant and equipment, net	175,133	76,550	—	251,683	166,266	77,745	—	244,011
Investment in affiliated company	6,427	—	—	6,427	6,389	—	—	6,389
Deferred financing costs, net	3,582	—	—	3,582	4,544	—	—	4,544
Goodwill and other non-amortizable assets	—	11,849	—	11,849	—	11,849	—	11,849
Amortizable intangible assets, net	—	1,509	—	1,509	—	1,713	—	1,713
Deferred turnaround costs & other assets	7,942	928	—	8,870	11,984	1,136	—	13,120
Deferred income taxes	14,839	(5,406)	—	9,433	15,778	(4,005)	—	11,773
Investment in subsidiaries	6,675	—	(6,675)	—	(5,922)	—	5,922	—

	$584,003	$177,916	$(134,884)	$627,035	$564,605	$211,469	$(174,281)	$601,793

Liabilities and Stockholder’s Equity
Current:
Revolving credit facility	$22,000	$—	$—	$22,000	$9,000	$—	$—	$9,000
Current installments of long-term debt	1,392	1,005	—	2,397	1,315	869	—	2,184
Accounts payable	21,633	22,120	—	43,753	24,550	22,362	—	46,912
Income taxes payable	1,037	7,996	—	9,033	—	—	—	—
Accrued liabilities	18,137	5,528	—	23,665	10,615	5,762	—	16,377
Sales, use and fuel taxes payable	17,678	4,081	—	21,759	16,961	4,493	—	21,454
Deferred income taxes	3,590	(699)	—	2,891	3,590	(699)	—	2,891
Amounts due to affiliated companies, net	1,693	63	—	1,756	1,297	1,294	—	2,591
Intercompany	—	128,209	(128,209)	—	—	180,203	(180,203)	—

Total current liabilities	87,160	168,303	(128,209)	127,254	67,328	214,284	(180,203)	101,409
Long term debt: less current installments	332,046	2,658	—	334,704	353,098	3,009	—	356,107
Deferred gain on settlement of pension plan obligations	—	—	—	—	55	—	—	55
Deferred retirement benefits	88,232	273	—	88,505	86,066	80	—	86,146
Other noncurrent liabilities	—	7	—	7	—	18	—	18

Total liabilities	507,438	171,241	(128,209)	550,470	506,547	217,391	(180,203)	543,735

Commitment and contingencies
Stockholder’s equity
Common stock, $.10 par value per share – shares authorized 100; issued and outstanding 100	—	18	(18)	—	—	18	(18)	—
Additional paid-in capital	24,665	10,651	(10,651)	24,665	24,665	10,651	(10,651)	24,665
Retained earnings	73,659	(3,876)	3,876	73,659	56,338	(16,464)	16,464	56,338
Accumulated other comprehensive loss	(21,759)	(118)	118	(21,759)	(22,945)	(127)	127	(22,945)

Total stockholder’s equity	76,565	6,675	(6,675)	76,565	58,058	(5,922)	5,922	58,058

	$584,003	$177,916	$(134,884)	$627,035	$564,605	$211,469	$(174,281)	$601,793

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended May 31, 2009				Three Months Ended May 31, 2008 (As adjusted)
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Net sales	$334,518	$277,990	$(114,196)	$498,312	$611,314	$405,648	$(228,013)	$788,949
Costs of goods sold	295,061	248,074	(114,196)	428,939	625,671	377,507	(228,013)	775,165

Gross profit (loss)	39,457	29,916	—	69,373	(14,357)	28,141	—	13,784

Expenses:
Selling, general and administrative expenses	5,395	30,384	—	35,779	5,534	30,582	—	36,116
Depreciation and amortization expenses	2,678	1,350	—	4,028	2,631	1,427	—	4,058

Total operating expenses	8,073	31,734	—	39,807	8,165	32,009	—	40,174

Operating income (loss)	31,384	(1,818)	—	29,566	(22,522)	(3,868)	—	(26,390)

Other income (expense):
Interest expense, net	(8,450)	(335)	—	(8,785)	(7,711)	(884)	—	(8,595)
Other, net	(905)	278	—	(627)	(743)	281	—	(462)
Gain on extinguishment of debt	9,230	—	—	9,230	—	—	—	—
Equity in net (loss) earnings of affiliate	(3)	—	—	(3)	618	—	—	618
Equity in net loss of subsidiaries	(1,703)	—	1,703	—	(2,842)	—	2,842	—

	(1,831)	(57)	1,703	(185)	(10,678)	(603)	2,842	(8,439)

Income (loss) before income tax expense (benefit)	29,553	(1,875)	1,703	29,381	(33,200)	(4,471)	2,842	(34,829)
Income tax expense (benefit)	12,220	(172)	—	12,048	(12,651)	(1,629)	—	(14,280)

Net income (loss)	$17,333	$(1,703)	$1,703	$17,333	$(20,549)	$(2,842)	$2,842	$(20,549)

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Nine Months Ended May 31, 2009				Nine Months Ended May 31, 2008 (As adjusted)
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Net sales	$1,192,038	$877,968	$(366,414)	$1,703,592	$1,641,455	$1,082,531	$(577,751)	$2,146,235
Costs of goods sold	1,140,923	760,113	(366,414)	1,534,622	1,651,650	998,850	(577,751)	2,072,749

Gross profit (loss)	51,115	117,855	—	168,970	(10,195)	83,681	—	73,486

Expenses:
Selling, general and administrative expenses	17,096	90,841	—	107,937	16,893	89,952	—	106,845
Depreciation and amortization expenses	8,034	4,170	—	12,204	7,894	4,244	—	12,138

Total operating expenses	25,130	95,011	—	120,141	24,787	94,196	—	118,983

Operating income (loss)	25,985	22,844	—	48,829	(34,982)	(10,515)	—	(45,497)

Other income (expense):
Interest expense, net	(25,618)	(1,640)	—	(27,258)	(18,788)	(4,038)	—	(22,826)
Other, net	(2,263)	785	—	(1,478)	(2,419)	862	—	(1,557)
Gain on extinguishment of debt	9,230	—	—	9,230	—	—	—	—
Equity in net earnings of affiliate	37	—	—	37	1,512	—	—	1,512
Equity in net earnings (loss) of subsidiaries	12,590	—	(12,590)	—	(8,598)	—	8,598	—

	(6,024)	(855)	(12,590)	(19,469)	(28,293)	(3,176)	8,598	(22,871)

Income (loss) before income tax expense (benefit)	19,961	21,989	(12,590)	29,360	(63,275)	(13,691)	8,598	(68,368)
Income tax expense (benefit)	2,640	9,399	—	12,039	(22,937)	(5,093)	—	(28,030)

Net income (loss)	$17,321	$12,590	$(12,590)	$17,321	$(40,338)	$(8,598)	$8,598	$(40,338)

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended May 31, 2009				Nine Months Ended May 31, 2008
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$20,488	$(3,817)	$—	$16,671	$(121,918)	$12,210	$—	$(109,708)

Cash flows from investing activities:
Additions to property, plant and equipment	(15,945)	(3,246)	—	(19,191)	(27,973)	(6,498)	—	(34,471)
Additions to deferred turnaround costs	(1,127)	(11)	—	(1,138)	(9,481)	(39)	—	(9,520)
Proceeds from asset dispositions	—	80	—	80	—	—	—	—

Net cash used in investing activities	(17,072)	(3,177)	—	(20,249)	(37,454)	(6,537)	—	(43,991)

Cash flows from financing activities:
Net borrowings on revolving credit facility	13,000	—	—	13,000	32,000	—	—	32,000
Proceeds from sales of investment securities	—	—	—	—	75,854	—	—	75,854
Proceeds from issuance of long-term debt	—	318	—	318	—	178	—	178
Dividends to stockholder	—	—	—	—	(35,312)	—	—	(35,312)
Principal reductions of long-term debt	(21,356)	(719)	—	(22,075)	(328)	(628)	—	(956)
Deferred financing costs	(225)	—	—	(225)	(108)	—	—	(108)

Net cash (used in) provided by financing activities	(8,581)	(401)	—	(8,982)	72,106	(450)	—	71,656

Net (decrease) increase in cash and cash equivalents	(5,165)	(7,395)	—	(12,560)	(87,266)	5,223	—	(82,043)
Cash and cash equivalents, beginning of year	11,358	21,089	—	32,447	123,858	11,583	—	135,441

Cash and cash equivalents, end of period	$6,193	$13,694	$—	$19,887	$36,592	$16,806	$—	$53,398

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6.	Segments of Business

Intersegment revenues are calculated using estimated market prices and are eliminated upon consolidation. Summarized financial information regarding the Company’s reportable segments is presented in the following tables (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2009	2008	2009	2008
		(As adjusted)		(As adjusted)
Net Sales
Retail	$276,938	$404,593	$874,515	$1,079,261
Wholesale	221,374	384,356	829,077	1,066,974

	$498,312	$788,949	$1,703,592	$2,146,235

Intersegment Sales
Wholesale	$77,144	$226,958	$362,961	$574,481

Operating (Loss) Income
Retail	$(2,718)	$(4,910)	$27,165	$(12,192)
Wholesale	32,284	(21,480)	21,664	(33,305)

	$29,566	$(26,390)	$48,829	$(45,497)

Depreciation and Amortization
Retail	$1,252	$1,328	$3,878	$3,947
Wholesale	2,776	2,730	8,326	8,191

	$4,028	$4,058	$12,204	$12,138

	May 31, 2009	August 31, 2008
Total Assets
Retail	$150,230	$179,119
Wholesale	476,805	422,674

	$627,035	$601,793

Capital Expenditures (including non-cash)
Retail	$3,189	$8,359
Wholesale	17,150	35,029

	$20,339	$43,388

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7.	Employee Benefit Plans

For the periods ended May 31, 2009 and May 31, 2008, net pension and other postretirement benefit costs were comprised of the following:

	Pension Benefits
	Three Months Ended May 31,		Nine Months Ended May 31,
	2009	2008	2009	2008
	(in thousands)
Service cost	$647	$715	$2,072	$2,045
Interest cost on benefit obligation	1,228	1,243	3,935	3,536
Expected return on plan assets	(1,024)	(1,307)	(3,282)	(3,720)
Amortization of transition obligation	2	70	2	105
Amortization and deferral of net loss	319	(48)	788	54

Net periodic benefit cost	$1,172	$673	$3,515	$2,020

	Other Post-Retirement Benefits
	Three Months Ended May 31,		Nine Months Ended May 31,
	2009	2008	2009	2008
	(in thousands)
Service cost	$669	$679	$2,008	$1,991
Interest cost on benefit obligation	1,116	1,105	3,348	3,236
Expected return on plan assets	—	—	—	—
Amortization of transition obligation	150	150	448	448
Amortization and deferral of net loss	243	190	730	697

Net periodic benefit cost	$2,178	$2,124	$6,534	$6,372

As of May 31, 2009, $2,485,000 of contributions have been made to the Company pension plans for the fiscal year ending August 31, 2009.

8.	Gain on Extinguishment of Debt

During the three months ended May 31, 2009, the Company acquired $21,040,000 of its 10 1/2% Senior Unsecured Notes due 2012 at an average price of $54.24, resulting in a gain from extinguishment of debt of $9,230,000, which is net of $286,000 of deferred financing costs and $112,000 of debt discount.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains certain statements that constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements may include, among other things, United Refining Company and its subsidiaries current expectations with respect to future operating results, future performance of its refinery and retail operations, capital expenditures and other financial items. Words such as “expects”, “intends”, “plans”, “projects”, “believes”, “estimates”, “may”, “will”, “should”, “shall”, “anticipates”, “predicts”, and similar expressions typically identify such forward looking statements in this Quarterly Report on Form 10-Q.

By their nature, all forward looking statements involve risk and uncertainties. All phases of the Company’s operations involve risks and uncertainties, many of which are outside of the Company’s control, and any one of which, or a combination of which, could materially affect the Company’s results of operations and whether the forward looking statements ultimately prove to be correct. Actual results may differ materially from those contemplated by the forward looking statements for a number of reasons.

Although we believe our expectations are based on reasonable assumptions within the bounds of its knowledge, investors and prospective investors are cautioned that such statements are only projections and that actual events or results may differ materially depending on a variety of factors described in greater detail in the Company’s filings with the SEC, including quarterly reports on Form 10-Q, annual reports on Form 10-K, reports on Form 8-K, etc. In addition to the factors discussed elsewhere in this Quarterly Report on Form 10-Q, the Company’s actual consolidated quarterly or annual operating results have been affected in the past, or could be affected in the future, by additional factors, including, without limitation:

•	the demand for and supply of crude oil and refined products;

•	the spread between market prices for refined products and market prices for crude oil;

•	repayment of debt;

•	general economic, business and market conditions;

•	risks and uncertainties with respect to the actions of actual or potential competitive suppliers of refined petroleum products in our markets;

•	the possibility of inefficiencies or shutdowns in refinery operations or pipelines;

•	the availability and cost of financing to us;

•	environmental, tax and tobacco legislation or regulation;

•	volatility of gasoline prices, margins and supplies;

•	merchandising margins;

•	labor costs;

•	level of capital expenditures;

•	customer traffic;

•	weather conditions;

•	acts of terrorism and war;

•	business strategies;

•	expansion and growth of operations;

•	future projects and investments;

•	future exposure to currency devaluations or exchange rate fluctuations;

•	expected outcomes of legal and administrative proceedings and their expected effects on our financial position, results of operations and cash flows;

•	future operating results and financial condition; and

•	the effectiveness of our disclosure controls and procedures and internal control over financial reporting.

All subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing. We undertake no obligation to update any information contained herein or to publicly release the results of any revisions to any such forward looking statements that may be made to reflect events or circumstances that occur, or which we become aware of, after the date of this Quarterly Report on Form 10-Q.

Recent Developments

The Company continues to be impacted by the volatility of the petroleum market in fiscal year 2009. Crude prices in the fourth quarter of fiscal year 2009 have risen as compared to the third quarter of fiscal year 2009. The average NYMEX crude price for the fourth quarter based on values published on July 2, 2009 was $65.21/bbl, $19.46/bbl or 42.5% higher than the average price for the third fiscal quarter of 2009 which was $45.76/bbl.

The lagged 3-2-1 crackspread as measured by the difference between the price of crude oil contracts traded on the NYMEX for the proceeding month to the prices of NYMEX gasoline and heating oil contracts in the current trading month, have been negatively affected by falling petroleum prices. The Company uses a lagged crackspread as a margin indicator as it reflects the time period between the purchase of crude oil and its delivery to the refinery for processing. The lagged crackspread for the fourth quarter of fiscal year 2009 based on values as of July 2, 2009, is $10.87, a $5.47 or a 33.5% decrease over the lagged crackspread for the third quarter of fiscal year 2009 which was $16.34. However, the average lagged crackspread for the last two quarters of fiscal year 2009 show a marked improvement over the first six months of fiscal year 2009. The average lagged crackspread for the second half of the year, as measured on July 2, 2009, is $13.61, an $18.81 or 361.2% improvement from the negative $5.21 average for the first six months of the fiscal year.

Results of Operations

The Company is a petroleum refiner and marketer in its primary market area of Western New York and Northwestern Pennsylvania. Operations are organized into two business segments: wholesale and retail.

The wholesale segment is responsible for the acquisition of crude oil, petroleum refining, supplying petroleum products to the retail segment and the marketing of petroleum products to wholesale and industrial customers. The retail segment sells petroleum products under the Kwik Fill®, Citgo® and Keystone® brand names through a network of Company-operated retail units and convenience and grocery items through gasoline stations and convenience stores under the Red Apple Food Mart® and Country Fair® brand names.

A discussion and analysis of the factors contributing to the Company’s results of operations are presented below. The accompanying Consolidated Financial Statements and related Notes, together with the following information, are intended to supply investors with a reasonable basis for evaluating the Company’s operations, but should not serve as the only criteria for predicting the Company’s future performance.

As discussed in Note 2 to the Consolidated Financial Statements, the Company changed its method of accounting for inventories during interim periods from adjusting the inventory LIFO reserve on an annual basis to adjusting the inventory LIFO reserve on a quarterly basis. Accordingly, the Company has reflected the change in accounting in the current quarter and retrospectively applied this policy to its previously issued financial statements for the three and nine month periods ended May 31, 2008.

Retail Operations:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2009	2008	2009	2008
	(dollars in thousands)
		(As adjusted)		(As adjusted)
Net Sales
Petroleum	$215,214	$350,233	$703,318	$921,076
Merchandise and other	61,724	54,360	171,197	158,185

Total Net Sales	276,938	404,593	874,515	1,079,261
Costs of Goods Sold	248,153	377,731	753,062	997,979

Gross Profit	28,785	26,862	121,453	81,282
Operating Expenses	31,503	31,772	94,288	93,474

Segment Operating Income (Loss)	$(2,718)	$(4,910)	$27,165	$(12,192)

Petroleum Sales (thousands of gallons)	98,306	95,641	288,793	280,077

Gross Profit
Petroleum (a)	$13,090	$12,418	$77,229	$39,206
Merchandise and other	15,695	14,444	44,224	42,076

	$28,785	$26,862	121,453	$81,282

Petroleum margin ($/gallon) (b)	.1332	.1298	.2674	.1400
Merchandise margin (percent of sales)	25.4%	26.6%	25.8%	26.6%

(a)	Includes the effect of intersegment purchases from the Company’s wholesale segment at prices which approximate market.
(b)	Company management calculates petroleum margin per gallon by dividing petroleum gross margin by petroleum sales volumes. Management uses fuel margin per gallon calculations to compare profitability to other companies in the industry. Petroleum margin per gallon may not be comparable to similarly titled measures used by other companies in the industry.

Comparison of Fiscal Quarters Ended May 31, 2009 and May 31, 2008

Net Sales

Retail sales decreased during the fiscal quarter ended May 31, 2009 by $127.7 million or 31.6% from $404.6 million to $276.9 million for the comparable period in fiscal 2008. The decrease was primarily due to: $135.0 million in petroleum sales offset by a $7.3 million increase in merchandise sales. The petroleum sales decrease resulted from a 40.2% decrease in retail selling prices per gallon, offset by a 2.7 million gallon or 2.8% increase in retail petroleum volume. The decrease in prices generally reflects the decline in world wide petroleum prices. Merchandise sales increase is primarily due to increased prepared food, beverages and cigarette sales due to promotional campaigns and increased selling prices.

Costs of Goods Sold

Retail costs of goods sold decreased during the fiscal quarter ended May 31, 2009 by $129.6 million or 34.3% for the comparable period in fiscal 2008 from $377.7 million to $248.1 million. The decrease was primarily due to $132.6 million in petroleum purchase prices and a $3.1 million decrease in inventory pricing, offset by an increase in fuel tax of $.3 million, freight cost of $.6 million, and merchandise cost of $6.1 million.

Gross Profit

Retail gross profit increased during the fiscal quarter ended May 31, 2009 by $1.9 million or 7.2% for the comparable period in fiscal 2008. The Company increased its petroleum margins by $.7 million or 5.4% and merchandise margin increased by $1.2 million or 8.7%.

Operating Expenses

Retail operating expenses remained relatively constant during the fiscal quarter ended May 31, 2009 and the comparable period in fiscal 2008, due to the Company’s effort to keep overhead at the previous year’s level.

Comparison of Nine Months Ended May 31, 2009 and May 31, 2008

Net Sales

Retail sales decreased during the nine months ended May 31, 2009 by $204.7 million or 19.0% from $1,079.3 million to $874.6 million for the comparable period in fiscal 2008. The decrease was primarily due to $217.7 million in petroleum sales, offset by a $13.0 million increase in merchandise sales. The decrease in prices generally reflects the decline in world wide petroleum prices. The petroleum sales decrease resulted from a 25.9% decrease in retail selling prices per gallon this was offset by 8.7 million gallon or 3.1% increase in sales volume. The merchandise sales increase is primarily due to increased prepared food, beverages and cigarette sales due to promotional campaigns and increased selling prices.

Costs of Goods Sold

Retail costs of goods sold decreased during the nine months ended May 31, 2009 by $244.9 million or 24.5% from $998.0 million to $753.1 million for the comparable period in fiscal 2008. The decrease was primarily due to $245.6 million in petroleum purchase prices and $12.6 million decrease in inventory pricing offset by increases in: fuel taxes of $2.3 million, freight costs of $.1 million, and merchandise costs of $10.9 million.

Gross Profit

Retail gross profit increased during the nine months ended May 31, 2009 by $40.2 million or 49.4% for the comparable period in fiscal 2008. The Company increased its petroleum margins by $38.0 million or 97.0% and merchandise margin by $2.2 million or 5.1%.

Operating Expenses

Retail operating expenses remained relatively constant during the nine months ended May 31, 2009 and the comparable period in fiscal 2008, due to the Company’s effort to keep overhead at the previous year’s level.

Wholesale Operations:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2009	2008	2009	2008
	(dollars in thousands)
		(As adjusted)		(As adjusted)
Net Sales (a)	$221,374	$384,356	$829,077	$1,066,974
Costs of Goods Sold	180,786	397,434	781,560	1,074,770

Gross Profit (Loss)	$40,588	$(13,078)	$47,517	$(7,796)

Operating Expenses	8,304	8,402	25,853	25,509

Segment Operating Income (Loss)	$32,284	$(21,480)	$21,664	$(33,305)

Crude throughput (thousand barrels per day)	55.1	55.9	61.0	58.1

Refinery Product Yield

(thousands of barrels)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2009	2008	2009	2008
Gasoline and gasoline blendstock	2,064	2,033	6,972	6,776
Distillates	1,206	1,249	4,057	3,902
Asphalt	1,504	1,482	5,006	4,771
Butane, propane, residual products, internally produced fuel and other (“Other”)	676	782	1,701	1,901

Total Product Yield	5,450	5,546	17,736	17,350

% Heavy Crude Oil of Total Refinery Throughput (b)	62%	57%	61%	59%
Product Sales (dollars in thousands) (a)
	Three Months Ended May 31,		Nine Months Ended May 31,
	2009	2008	2009	2008
Gasoline and gasoline blendstock	$81,270	$160,487	$272,733	$436,448
Distillates	64,968	137,959	252,087	377,968
Asphalt	70,032	72,288	282,539	216,910
Other	5,104	13,622	21,718	35,648

Total Product Sales	$221,374	$384,356	$829,077	$1,066,974

Product Sales (thousand of barrels) (a)
	Three Months Ended May 31,		Nine Months Ended May 31,
	2009	2008	2009	2008
Gasoline and gasoline blendstock	1,320	1,353	4,092	4,176
Distillates	1,064	932	3,269	3,118
Asphalt	1,478	1,501	4,357	5,407
Other	194	218	619	606

Total Product Sales Volume	4,056	4,004	12,337	13,307

(a)	Sources of total product sales include products manufactured at the refinery located in Warren, Pennsylvania and products purchased from third parties.
(b)	The Company defines “heavy” crude oil as crude oil with an American Petroleum Institute specific gravity of 26 or less.

Comparison of Fiscal Quarters Ended May 31, 2009 and May 31, 2008

Net Sales

Wholesale sales decreased during the three months ended May 31, 2009 by $163.0 million or 42.4% for the comparable period in fiscal 2008 from $384.4 million to $221.4 million. The decrease was due to a 43.2% decrease in wholesale prices offset by a 1.3% increase in wholesale volume. The decrease in prices generally reflects the decline in world wide petroleum prices.

Costs of Goods Sold

Wholesale costs of goods sold decreased during the three months ended May 31, 2009 by $216.6 million or 54.5% for the comparable period in fiscal 2008 from $397.4 million to $180.8 million. The decrease in wholesale costs of goods sold during this period was primarily due to a decrease in cost of raw materials.

Gross Profit

Wholesale gross profit increased during the three months ended May 31, 2009 by $53.7 million or 410.4% for the comparable period in fiscal 2008 from $(13.1) million to $40.6 million. The increase was primarily due to the changing oil market pricing.

Operating Expenses

Operating expenses remained relatively constant during the fiscal quarter ended May 31, 2009 and the comparable period in fiscal 2008, due to the Company’s effort to keep overhead at the previous year’s level. The operating expense for the fiscal quarter ended May 31, 2009 was $8.3 million or 3.8% of net wholesale sales compared to $8.4 million or 2.2% of net wholesale sales for the comparable period in 2008.

Comparison of Nine Months Ended May 31, 2009 and May 31, 2008

Net Sales

Wholesale sales decreased during the nine months ended May 31, 2009 by $237.9 million or 22.3% from $1,067.0 million to $829.1 million for the comparable period in fiscal 2008. The decrease was due to a 7.3% decrease in wholesale volume and a 16.2% decrease in wholesale selling prices. The decrease in prices generally reflects the decline in world wide petroleum prices.

Costs of Goods Sold

Wholesale costs of goods sold decreased during the nine months ended May 31, 2009 by $293.2 million or 27.3% from $1,074.8 million to $781.6 million for the comparable period in fiscal 2008. The decrease in wholesale costs of goods sold was primarily a result of the volatile changing oil market pricing in the first fiscal quarter.

Gross Profit

Wholesale gross profit increased during the nine months ended May 31, 2009 by $55.3 million or 709.5% from $(7.8) million to $47.5 million for the comparable period in fiscal 2008. The increase was primarily due to the changing oil market pricing.

Operating Expenses

Operating expenses remained relatively constant during the nine months ended May 31, 2009 and the comparable period in fiscal 2008, due to the Company’s effort to keep overhead at the previous year’s level. For 2009 operating expenses were $25.8 million, or 3.1% of net wholesale sales, compared to $25.5 million, or 2.4% of net wholesale sales for the comparable period in fiscal 2008.

Consolidated Expenses:

Interest Expense, net

Net interest expense (interest expense less interest income) for the three months ended May 31, 2009 increased $.2 million or 2.2% to $8.8 million from $8.6 million for the comparable period in fiscal 2008, primarily due to the decrease of interest income as a result of less cash available for investing.

Net interest expense (interest expense less interest income) for the nine months ended May 31, 2009 increased $4.4 million or 19.3% to $27.2 million from $22.8 million for the comparable period in fiscal 2008, primarily due to the decrease of interest income as a result of less cash available for investing.

Income Tax Expense / (Benefit)

The Company’s effective tax rate for the three months and nine months ended May 31, 2009 and May 31, 2008 remained relatively constant at approximately 41%.

Liquidity and Capital Resources

We operate in an environment where our liquidity and capital resources are impacted by changes in the price of crude oil and refined petroleum products, availability of credit, market uncertainty and a variety of additional factors beyond our control. Included in such factors are, among others, the level of customer product demand, weather conditions, governmental regulations, worldwide political conditions and overall market and economic conditions.

The following table summarizes selected measures of liquidity and capital sources (in thousands):

	May 31, 2009	August 31, 2008
Cash and cash equivalents	$19,887	$32,447
Working capital	$206,428	$206,985
Current ratio	2.6	3.0
Debt	$359,101	$367,291

Primary sources of liquidity have been cash and cash equivalents, cash flows from operations and borrowing availability under a revolving line of credit. We believe available capital resources will be adequate to meet our working capital, debt service, and capital expenditure requirements for existing operations.

Our cash and cash equivalents consist of bank balances and investments in money market funds. These investments have staggered maturity dates, none of which exceed three months. They have a high degree of liquidity since the securities are traded in public markets.

Nine Months Ended May 31, 2009
(in millions)
Significant uses of cash Investing activities:
Additions to deferred turnaround costs	$1.0
Property, plant and equipment
Residual upgrade	5.7
Waste water treatment plant upgrade	2.0
Upgrade to additive system/loading rack	1.4
Computers and equipment upgrade	1.4
Renewable fuels – cost estimates	1.4
#4 boiler upgrade	1.2
Miscellaneous equipment replacement	1.0
Replace existing boiler – Springdale	.9
Retail maintenance (black top, roof, HVAC, rehab)	.8
Retail petroleum upgrade	.7
Environmental upgrade	.6
Other general capital items (tank repairs, refinery piping projects, etc.)	2.1

Total property, plant and equipment	19.2

Net cash provided by investing activities	$20.2

Financing activities:
Net borrowings on revolving credit facility	$13.0
Principal reductions of long term debt	(12.6)
Other	.1

Net cash provided by financing activities	$.5

Working capital items:
Accounts receivable decrease	$46.3
Refundable income tax decrease	31.3
Income taxes payable increase	9.0
Accrued liabilities increase	7.3
Sales, use and fuel taxes payable decrease	.3
Increase in inventory	(111.8)
Prepaid expense increase	(3.6)
Accounts payable decrease	(3.2)
Amounts due from affiliated companies, net decrease	(.8)

Cash used in working capital items	$(25.2)

We require a substantial investment in working capital which is susceptible to large variations during the year resulting from purchases of inventory and seasonal demands. Inventory purchasing activity is a function of sales activity and turnaround cycles for the different refinery units.

Maintenance and non-discretionary capital expenditures have averaged approximately $6.0 million annually over the last three years for the refining and marketing operations. Management does not foresee any increase in these maintenance and non-discretionary capital expenditures during fiscal year 2009.

Future liquidity, both short and long-term, will continue to be primarily dependent on realizing a refinery margin sufficient to cover fixed and variable expenses, including planned capital expenditures. We expect to be able to meet our working capital, capital expenditure, contractual obligations, letter of credit and debt service requirements out of cash flow from operations, cash on hand and borrowings under our Revolving Credit Facility with PNC Bank, N.A. as Agent Bank. In November 2008, we increased the limit of our revolving credit facility with PNC Bank, N.A., as Agent Bank (the “Revolving Credit Facility”) from $100,000,000 to $130,000,000. This amendment provides the Company greater flexibility relative to its cash flow requirements in light of market fluctuations, particularly involving crude oil prices and seasonal business cycles. The improved liquidity resulting from the expansion of the facility will assist the Company in meeting its working capital, ongoing capital expenditure needs and for general corporate purposes. The term of the agreement does not change. It will expire on November 27, 2011. The amendment to the Revolving Credit Facility affected certain terms and provisions thereof, including an increase in the interest rate and a modification to the Net Worth covenant. Under the new amendment to the Revolving Credit Facility effective November 21, 2008, the applicable margin will continue to be calculated on the average unused availability as follows: (a) for base rate borrowing, at the greater of the Agent Bank’s prime rate plus an applicable margin of 0% to .5%; the Federal Funds Open Rate plus .5%; or the Daily LIBOR rate plus 1%; (b) for euro-rate based borrowings, at the LIBOR Rate plus an applicable margin of 2.35% to 1.75%. Prior to this amendment of the Revolving Credit Facility, commencing May 7, 2007, interest was calculated as follows: (a) for base rate borrowings, at the greater of the Agent Bank’s prime rate less an applicable margin of 0% to .5% or the federal funds rate plus 1%; (b) for euro-rate borrowings, at the LIBOR rate plus an applicable margin of 1.25% to 1.75%. The Agent Bank’s prime rate at May 31, 2009 was 3.25%.

The Revolving Credit Facility is secured primarily by certain cash accounts, accounts receivable and inventory. Until maturity, we may borrow on a borrowing base formula as set forth in the facility. We had standby letters of credit of $3.2 million as of May 31, 2009 and there were outstanding borrowings under the Revolving Credit Facility in the amount of $22.0 million resulting in net availability of $104.8 million. As of July 15, 2009 there was $6.0 million on the $130 million Revolving Credit Facility and standby letters of credit in the amount of $3.2 million, resulting in a net availability of $120.8 million and the Company had full access to it. The Company’s working capital ratio was 2.6 as of May 31, 2009.

Although we are not aware of any pending circumstances which would change our expectation, changes in the tax laws, the imposition of and changes in federal and state clean air and clean fuel requirements and other changes in environmental laws and regulations may also increase future capital expenditure levels. Future capital expenditures are also subject to business conditions affecting the industry. We continue to investigate strategic acquisitions and capital improvements to our existing facilities.

Federal, state and local laws and regulations relating to the environment affect nearly all of our operations. As is the case with all the companies engaged in similar industries, we face significant exposure from actual or potential claims and lawsuits involving environmental matters. Future expenditures related to environmental matters cannot be reasonably quantified in many circumstances due to the uncertainties as to required remediation methods and related clean-up cost estimates. We cannot predict what additional environmental legislation or regulations will be enacted or become effective in the future or how existing or future laws or regulations will be administered or interpreted with respect to products or activities to which they have not been previously applied.

Seasonal Factors

Seasonal factors affecting the Company’s business may cause variation in the prices and margins of some of the Company’s products. For example, demand for gasoline tends to be highest in spring and summer months, while demand for home heating oil and kerosene tends to be highest in winter months.

As a result, the margin on gasoline prices versus crude oil costs generally tends to increase in the spring and summer, while margins on home heating oil and kerosene tend to increase in winter.

Inflation

The effect of inflation on the Company has not been significant during the last five fiscal years.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company uses its revolving credit facility to finance a portion of its operations. As of July 15, 2009, there was $6.0 million outstanding under the revolving line of credit. These on-balance sheet financial instruments, to the extent they provide for variable rates, expose the Company to interest rate risk resulting from changes in the PNC Prime rate, the Federal Funds or LIBOR rate.

The Company has exposure to price fluctuations of crude oil and refined products. The Company does not manage the price risk related to all of its inventories of crude oil and refined products with a permanent formal hedging program, but does manage its risk exposures by managing inventory levels. The Company had no open future positions at May 31, 2009.

See also Recent Developments section of Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.	CONTROLS AND PROCEDURES.

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Internal control over financial reporting is promulgated under the Exchange Act as a process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•

Provide reasonable assurance that transaction are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition or disposition of our assets that could have a material effect on the financial statements.

Readers are cautioned that internal control over financial reporting, no matter how well designed, has inherent limitations and may not prevent or detect misstatements. Therefore, even effective internal control over financial reporting can only provide reasonable assurance with respect to the financial statement preparation and presentation.

Based on an evaluation by management of the Company’s disclosure controls and procedures (as defined in Rules 13(a) – 15(e) and 15(d) – 15(e) of the Exchange Act), as of the end of the Company’s fiscal quarter ended May 31, 2009, (the “Evaluation Date”) the Company’s CEO and CFO (its principal executive officer and principal financial officer, respectively) have concluded that these controls and procedures are effective in providing reasonable assurance that information requiring disclosure is recorded, processed, summarized and reported with the timeframe specified by the SEC’s rules and forms.

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended May 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

There have been no material changes in our Risk Factors disclosed in the Form 10-K for the year ended August 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 2009

UNITED REFINING COMPANY (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 2009

KIANTONE PIPELINE CORPORATION (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 2009

KIANTONE PIPELINE COMPANY (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 2009

UNITED REFINING COMPANY OF PENNSYLVANIA (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 2009

UNITED JET CENTER, INC. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 2009

KWIK-FILL CORPORATION (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 2009

INDEPENDENT GASOLINE AND OIL COMPANY OF ROCHESTER, INC. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 2009

BELL OIL CORP. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 2009

PPC, INC. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 2009

SUPER TEST PETROLEUM, INC. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 2009

KWIK-FIL, INC. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 2009

VULCAN ASPHALT REFINING CORPORATION (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 2009

COUNTRY FAIR, INC. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President and Chief Operating Officer

/s/ James E. Murphy
James E. Murphy
Vice President – Finance