Form 10-Q
period 2015-11-30
BELL OIL CORP; SUPER TEST PETROLEUM INC; KWIK FIL INC; VULCAN ASPHALT REFINING CORP; UNITED REFINING CO; KIANTONE PIPELINE CORP; KIANTONE PIPELINE CO; UNITED REFINING CO /PA/; UNITED JET CENTER INC; KWIK FILL CORP
filed 2016-01-14
CIK 1045543, 1045545, 1045540, 1045546, 101462, 830253, 1045539, 1040270, 1045542, 1045541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

As of January 14, 2016, there were 100 shares of common stock, par value $.10 per share, of the Registrant outstanding.

TABLE OF ADDITIONAL REGISTRANTS

Name	State of Other Jurisdiction of Incorporation	IRS Employer Identification Number	Commission File Number
Kiantone Pipeline Corporation	New York	25-1211902	333-35083-01
Kiantone Pipeline Company	Pennsylvania	25-1416278	333-35083-03
United Refining Company of Pennsylvania	Pennsylvania	25-0850960	333-35083-02
United Jet Center, Inc.	Delaware	52-1623169	333-35083-06
Kwik-Fill Corporation	Pennsylvania	25-1525543	333-35083-05
Independent Gas and Oil Company of Rochester, Inc.	New York	06-1217388	333-35083-11
Bell Oil Corp.	Michigan	38-1884781	333-35083-07
PPC, Inc.	Ohio	31-0821706	333-35083-08
Super Test Petroleum, Inc.	Michigan	38-1901439	333-35083-09
Kwik-Fil, Inc.	New York	25-1525615	333-35083-04
Vulcan Asphalt Refining Corporation	Delaware	23-2486891	333-35083-10
Country Fair, Inc.	Pennsylvania	25-1149799	333-35083-12

FORM 10-Q – CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share amounts)

	November 30, 2015 (Unaudited)	August 31, 2015
Assets
Current:
Cash and cash equivalents	$100,852	$117,028
Accounts receivable, net	66,664	81,567
Refundable income taxes	4,200	—
Inventories, net	154,300	206,066
Prepaid expenses and other assets	41,848	28,000
Amounts due from affiliated companies, net	2,307	393

Total current assets	370,171	433,054
Property, plant and equipment, net	360,582	347,757
Deferred financing costs, net	4,834	2,667
Goodwill	1,349	1,349
Tradename	10,500	10,500
Amortizable intangible assets, net	840	869
Deferred integrity and replacement costs, net	110,085	58,634
Deferred turnaround costs and other assets, net	27,905	30,636

	$886,266	$885,466

Liabilities and Stockholder’s Equity
Current:
Current installments of long-term debt	$26,563	$1,556
Accounts payable	47,287	44,833
Accrued liabilities	18,273	17,911
Income taxes payable	5,395	7,397
Sales, use and fuel taxes payable	22,847	23,373
Deferred income taxes	5,822	5,822

Total current liabilities	126,187	100,892
Long term debt: less current installments	230,714	239,111
Deferred income taxes	49,858	55,921
Deferred retirement benefits	69,996	71,800

Total liabilities	476,755	467,724

Commitments and contingencies
Stockholder’s equity:
Common stock; $.10 par value per share – shares authorized 100; issued and outstanding 100	—	—
Series A Preferred stock; $1,000 par value per share – shares authorized 25,000; issued and outstanding 14,116	14,116	14,116
Additional paid-in capital	156,846	156,846
Retained earnings	255,735	263,464
Accumulated other comprehensive loss	(17,186)	(16,684)

Total stockholder’s equity	409,511	417,742

	$886,266	$885,466

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Statements of Operations – (Unaudited)

(in thousands)

	Three Months Ended November 30,
	2015	2014
Net sales	$574,941	$824,697

Costs and expenses:
Costs of goods sold (exclusive of depreciation and amortization)	504,772	737,168
Selling, general and administrative expenses	42,589	41,038
Depreciation and amortization expenses	11,702	10,352

	559,063	788,558

Operating income	15,878	36,139

Other expense:
Interest expense, net	(4,898)	(6,658)
Other, net	(576)	(608)
Loss on extinguishment of debt	(19,316)	—

	(24,790)	(7,266)

(Loss) income before income tax (benefit) expense	(8,912)	28,873
Income tax (benefit) expense	(3,300)	11,259

Net (loss) income	$(5,612)	$17,614

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) – (Unaudited)

(in thousands)

	Three Months Ended November 30,
	2015	2014
Net (loss) income	$(5,612)	$17,614
Other comprehensive loss, net of taxes:
Unrecognized post retirement costs, net of taxes of $(321) and $(237) for the three months ended November 30, 2015 and 2014, respectively	(502)	(370)

Other comprehensive loss	(502)	(370)

Total comprehensive (loss) income	$(6,114)	$17,244

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows – (Unaudited)

(in thousands)

	Three Months Ended November 30,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(5,612)	$17,614
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	12,168	10,958
Deferred income taxes	(5,742)	11,736
Noncash portion of loss on extinguishment of debt	5,771	—
Loss on asset dispositions	27	500
Cash provided by (used in) working capital items	46,995	(26,609)
Change in operating assets and liabilities:
Other assets, net	168	236
Deferred retirement benefits	(2,627)	(1,996)

Total adjustments	56,760	(5,175)

Net cash provided by operating activities	51,148	12,439

Cash flows from investing activities:
Additions to property, plant and equipment	(18,674)	(10,924)
Additions to deferred turnaround costs	(1,065)	(1,723)
Additions to deferred integrity and replacement costs	(53,674)	(28,630)
Proceeds from asset dispositions	—	3

Net cash used in investing activities	(73,413)	(41,274)

Cash flows from financing activities:
Dividends to preferred shareholder and stockholder	(2,117)	(2,117)
Proceeds from issuance of long-term debt	250,475	—
Principal reductions of long-term debt	(237,656)	(414)
Deferred financing costs	(4,613)	—

Net cash provided by (used in) financing activities	6,089	(2,531)

Net decrease in cash and cash equivalents	(16,176)	(31,366)
Cash and cash equivalents, beginning of year	117,028	99,037

Cash and cash equivalents, end of period	$100,852	$67,671

Cash provided by (used in) working capital items:
Accounts receivable, net	$14,903	$(986)
Refundable income taxes	(4,200)	—
Inventories, net	51,766	(37,991)
Prepaid income taxes	—	(433)
Prepaid expenses and other assets	(13,848)	19,366
Amounts due from affiliated companies, net	(1,914)	(453)
Accounts payable	2,454	(10,172)
Accrued liabilities	362	5,584
Income taxes payable	(2,002)	—
Sales, use, and fuel taxes payable	(526)	(1,524)

Total change	$46,995	$(26,609)

Cash paid during the period for:
Interest	$3,808	$163
Income taxes	$8,644	$30

Non-cash investing activities:
Property additions & capital leases	$—	$285

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1.	Description of Business and Basis of Presentation

The consolidated financial statements include the accounts of United Refining Company and its subsidiaries, United Refining Company of Pennsylvania and its subsidiaries, United Biofuels, Inc. and Kiantone Pipeline Corporation (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

The Company is a petroleum refiner and marketer in its primary market area of Western New York and Northwestern Pennsylvania. Operations are organized into two business segments: wholesale and retail.

The wholesale segment is responsible for the acquisition of crude oil, petroleum refining, supplying petroleum products to the retail segment and the marketing of petroleum products to wholesale and industrial customers. The retail segment operates a network of Company operated retail units under the Red Apple Food Mart® and Country Fair® brand names selling petroleum products under the Kwik Fill®, Citgo® and Keystone® brand names, as well as convenience and grocery items.

The Company is a wholly-owned subsidiary of United Refining, Inc., a wholly-owned subsidiary of United Acquisition Corp., which in turn is a wholly-owned subsidiary of Red Apple Group, Inc. (the “Parent”).

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 2015 are not necessarily indicative of the results that may be expected for the year ending August 31, 2016. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended August 31, 2015.

2.	Inventories

Inventories are stated at the lower of cost or market, with cost being determined under the Last-in, First-out (LIFO) method for crude oil and petroleum product inventories and the First-in, First-out (FIFO) method for merchandise. Supply inventories are stated at either the lower of cost or market or replacement cost and include various parts for the refinery operations.

Inventories consist of the following:

	November 30, 2015	August 31, 2015
	(in thousands)
Crude Oil	$54,078	$60,209
Petroleum Products	76,580	92,452
Lower of Cost or Market Reserve	(30,814)	—

Total @ Lower of LIFO Cost or Market	99,844	152,661

Merchandise	24,865	24,277
Supplies	29,591	29,128

Total @ FIFO	54,456	53,405

Total Inventory	$154,300	$206,066

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

As of November 30, 2015 and August 31, 2015, the replacement cost of LIFO inventories exceeded their LIFO carrying values by approximately $4,913,000 and $6,201,000, respectively. In accordance with ASC 270, Interim reporting, and ASC 330, Inventory, as of November 30, 2015 and August 31, 2015, the Company recorded a market valuation reserve against its LIFO carrying values of $30,814,000 and $0, respectively.

3.	Amended, Restated and Consolidated Revolving Credit, Term Loan and Security Agreement

On October 20, 2015, URC, United Refining Company of Pennsylvania, Kiantone Pipeline Corporation (“Kiantone”), United Refining Company of New York Inc., United Biofuels, Inc., Country Fair, Inc. and Kwik-Fill Corporation (collectively, the “Borrowers”) entered into an Amended, Restated and Consolidated Revolving Credit, Term Loan and Security Agreement (“Credit Agreement”) with a group of lenders led by PNC Bank, National Association, as Administrative Agent (the “Agent”), and PNC Capital Markets LLC, as Sole Lead Arranger and Bookrunner. The Credit Agreement amends and restates the Amended and Restated Credit Agreement, dated May 18, 2011 and last amended June 18, 2013, by and between the Company and certain subsidiaries and PNC Bank, National Association, as Administrative Agent (the “Existing Credit Facility”). The Credit Agreement will terminate on October 19, 2020 (the “Expiration Date”). Until the Expiration Date, the Company may borrow on the New Revolving Credit Facility (as defined below) on a borrowing base formula set forth in the Credit Agreement.

Pursuant to the Credit Agreement, the Company increased its existing senior secured revolving credit facility from $175,000,000 to $225,000,000. The New Revolving Credit Facility may be increased by an amount not to exceed $50,000,000 without additional approval from the lenders named in the Credit Agreement if existing lenders agree to increase their commitments or additional lenders commit to fund such increase. Interest under the New Revolving Credit Facility is calculated as follows: (a) for domestic rate borrowings, at (i) the greater of the Agent’s prime rate, federal funds rate plus .5% or the daily LIBOR rate plus 1%, plus (ii) an applicable margin of 1.25% to 1.75%, and (b) for euro-rate borrowings, at the LIBOR rate plus an applicable margin of 2.25% to 2.75%. The applicable margin will vary depending on a formula calculating the Company’s average unused availability under the facility. In addition, pursuant to the Credit Agreement, the Company entered into a term loan in the amount of $250,000,000, which was made in a single drawing on the Closing Date (“Term Loan” and, together with the New Revolving Credit Facility, the “Credit Obligations”). Under the Term Loan, interest is calculated as follows: (a) for domestic rate borrowings, at (i) the greater of the Agent’s prime rate, federal funds rate plus .5% or the daily LIBOR rate plus 1%, plus (ii) an applicable margin of 1.75% to 2.25%, and (b) for euro-rate borrowings, at the LIBOR rate plus an applicable margin of 2.75% to 3.25%. The applicable margin will vary depending on a formula calculating the Company’s average unused availability under the facility. The Term Loan is prepayable in whole or in part at any time without premium or penalty. The Term Loan shall be paid in full on or prior to the Expiration Date and shall be paid in equal quarterly amounts based on a ten-year straight line amortization schedule.

The Credit Obligations are secured by a first priority security interest in certain cash accounts, accounts receivable, inventory, the refinery, including a related tank farm, and the capital stock of Kiantone. At such time as the Term Loan is repaid in full, and provided no event of default exists, the security interest in the refinery and the equity interest in Kiantone shall be released.

The Credit Agreement requires minimum undrawn availability of $15,000,000 at all times prior to the repayment of the Term Loan and the greater of 12.5% of the maximum New Revolving Credit Facility or $25,000,000 after the repayment of the Term Loan. Upon the repayment of the Term Loan, the Company is required to maintain a consolidated net worth of no less than $100,000,000. The Credit Agreement includes

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

customary mandatory prepayment provisions, including in connection with non-ordinary course asset sales, equity issuances and the incurrence of additional debt. Unless assets sold in non-ordinary course transactions were included in the borrowing base for the New Revolving Credit Facility, mandatory prepayments shall be applied first to the repayment of the Term Loan and then the New Revolving Credit Facility. The Credit Agreement also includes customary affirmative and negative covenants, including, among other things, covenants related to the fixed charge coverage ratio, payment of fees, conduct of business, maintenance of existence and assets, payment of indebtedness and the incurrence of additional indebtedness, intercompany obligations, affiliate transactions, amendments to organizational documents, and financial statements.

The proceeds of the Credit Agreement were used to (i) repay and satisfy in full those certain 10.500% senior secured notes due 2018 (the “Senior Secured Notes due 2018”), (ii) provide for the Company’s general corporate needs, including working capital requirements and capital expenditures and (iii) pay the fees and expenses associated with the Credit Agreement.

In connection with the redemption of all its Senior Secured Notes due 2018, the Company recorded a loss $19,316,000 on the early extinguishment of debt consisting of a redemption premium of $7,009,000, a consent payment of $6,536,000, a write-off of unamortized net debt discount of $3,600,000 and a write-off of deferred finance costs of $2,171,000.

4.	Segments of Business

Intersegment revenues are calculated using market prices and are eliminated upon consolidation. Summarized financial information regarding the Company’s reportable segments is presented in the following tables (in thousands):

	Three Months Ended November 30,
	2015	2014
Net Sales
Retail	$290,777	$379,156
Wholesale	284,164	445,541

	$574,941	$824,697

Intersegment Sales
Wholesale	$104,853	$180,256

Operating Income
Retail	$3,508	$9,759
Wholesale	12,370	26,380

	$15,878	$36,139

Depreciation and Amortization
Retail	$2,109	$1,763
Wholesale	9,593	8,589

	$11,702	$10,352

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	November 30, 2015	August 31, 2015
Total Assets
Retail	$178,156	$178,200
Wholesale	708,110	707,266

	$886,266	$885,466

5.	Employee Benefit Plans

For the periods ended November 30, 2015 and 2014, net pension and other postretirement benefit costs were comprised of the following:

	Pension Benefits		Other Post-Retirement Benefits
	Three Months Ended November 30,		Three Months Ended November 30,
	2015	2014	2015	2014
		(in thousands)
Service cost	$168	$157	$109	$151
Interest cost on benefit obligation	1,356	1,213	385	413
Expected return on plan assets	(1,508)	(1,588)	—	—
Amortization and deferral of net loss	318	180	(1,136)	(786)

Net periodic benefit cost (income)	$334	$(38)	$(642)	$(222)

As of November 30, 2015, $1,445,000 of contributions have been made to the Company pension plans for the fiscal year ending August 31, 2016.

The Company accrues post-retirement benefits other than pensions, during the years that the employees render the necessary service, of the expected cost of providing those benefits to an employee and the employee’s beneficiaries and covered dependents.

6.	Fair Value Measurements

The carrying values of all financial instruments classified as a current asset or a current liability approximate fair value because of the short maturity of these instruments. The fair value of marketable securities is determined by available market prices. The fair value exceeded the carrying value of the long term debt at November 30, 2015 and August 31, 2015 by $307,000 and $16,636,000, respectively.

7.	Enbridge Agreements

On July 31, 2014, URC and Kiantone Pipeline Corporation (together the “Company Parties”), on the one hand, and Enbridge Energy Limited Partnership (“EEPL”) and Enbridge Pipelines Inc. (“EPI” and, together with EEPL, the “Carriers”), on the other hand, entered into a letter agreement (the “Letter Agreement”) with respect to approximately 88.85 miles of pipeline owned by the Carriers, which transports crude oil from Canada to the Company’s Kiantone Pipeline in West Seneca, New York and serves the Company’s refinery in Warren, Pennsylvania (“Line 10”).

Pursuant to the Letter Agreement, the Company agreed to fund certain integrity costs necessary to maintain Line 10 (the “Integrity Costs”). Pursuant to the Letter Agreement the Carriers agreed to reconcile their actual

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

expenses for the integrity maintenance and refund any excess payments made by the Company. The parties agreed to apply any credit to the Company as a result of such reconciliation to amounts owed by the Company for Subsequent Year Pipe Replacement Costs (as defined below). For each subsequent calendar year through the earlier of the expiration or closing of the purchase rights granted to the Company pursuant to the Put and Call Agreement (which is defined and discussed below), the Carriers will provide the Company with an invoice for the Integrity Costs for such calendar year (“Subsequent Year Integrity Costs”). The Carriers’ actual expenses with respect to the integrity maintenance and pipe replacement will be reconciled against the Subsequent Year Integrity and Pipe Replacement Costs for each fiscal year.

In addition, the Company agreed to pay for half the cost of replacing certain portions of Line 10 in accordance with a plan agreed to between the Company Parties and the Carriers. The Company will pay 50% of the estimated expenses of the replacement project for each segment of Line 10 to be replaced (the “Replacement Costs”) within 30 days of its receipt of an invoice for the same, along with a project management fee of 2 1/4%. Each Carrier will initially fund the remaining 50% of the Replacement Costs during construction, provided that the Company will reimburse the Carriers for their actual cost of funds during the construction process. Once construction is complete and each replaced segment of Line 10 is put into service, and assuming the Company has not exercised its rights to purchase Line 10 pursuant to the Put and Call Agreement, the Company will repay the Carriers the 50% of the Replacement Costs they funded over a 10 year period.

On November 12, 2015, pursuant to the Letter Agreement, the Company made a payment to the Carriers in the amount of $60,700,000 for Subsequent Year Pipe Replacement Costs, which amount reflects credits received by the Company upon reconciliation of the Integrity Costs funded in fiscal 2014 and other refunds due to the Company of $7,000,000 reflected in other current assets. Kiantone, as the owner of the Kiantone Pipeline, has agreed to guaranty any and all payments due by the Company pursuant to the Letter Agreement.

Pursuant to the Letter Agreement, the Company and the Carriers agreed to negotiate the terms and conditions of a put and call option agreement for Line 10 (the “Put and Call Option Agreement” and, together with the Letter Agreement, the “Enbridge Agreement”). On April 8, 2015 (the “Execution Date”), the Company entered into the Put and Call Option Agreement with the Carriers as called for in the Letter Agreement. The Put and Call Option Agreement entered into with Enbridge LP (the “U.S. Agreement”) is substantially similar to the Put and Call Option Agreement entered into with Enbridge Inc. (the “Canadian Agreement” and, together with the U.S. Agreement, the “Put and Call Agreement”). The Carriers own Line 10, including real property interests through and under which Line 10 passes, the Carriers’ assignable permits related to the ownership and operation of Line 10, as well as personal property, contract rights, records and incidental rights held solely in connection with Line 10 (collectively, the “Assets”). Pursuant to the Put and Call Agreement, the Carriers granted the Company a right (the “Call Option”) to purchase all of the Assets and the Company granted the Carriers the right to put all the Assets to the Company (the “Put Option” and, together with the Call Option, the “Purchase Options”) subject to the terms and conditions of the Put and Call Agreement.

The Put and Call Agreement may be terminated by the mutual consent of the Company and the Carriers and shall automatically terminate if neither Purchase Option is exercised prior to the expiration dates identified in the Put and Call Agreement. Moreover, either the Company or a Carrier may terminate the Put and Call Agreement if a closing of the Asset sale shall not have occurred on or before December 31, 2028 assuming the terminating party is not then in breach of the Put and Call Agreement and if a party has breached a representation, such breach has not been cured within the time periods allotted by the Put and Call Agreement. Finally, the Company may terminate the Put and Call Agreement by notifying the Carriers to cease the replacement work contemplated in the Letter Agreement. The Company has assessed the accounting impact of the Put and Call Agreement and determined there is no impact until the time when it becomes probable that the Put or Call will be exercised.

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

8.	Subsequent Events

On December 9, 2015, United Refining Company of New York Inc. (as Borrower) and United Refining Company of Pennsylvania (as Fee Owner), entered into a Loan Agreement with Signature Bank (as Administrative Agent), in the amount of $50,000,000 which matures on December 9, 2022. Pursuant to the Loan Agreement, interest is calculated as follows: (a) for LIBOR Loans, at either the LIBOR plus 2.50% or the Prime Rate, (b) for Reference Rate Loans, the Prime Rate and (c) for Fixed Rate Loans, at the Fixed Rate. Loans are secured by a first lien mortgage on certain convenience store units owned by United Refining Company of Pennsylvania.

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

Although we believe our expectations are based on reasonable assumptions within the bounds of its knowledge, investors and prospective investors are cautioned that such statements are only projections and that actual events or results may differ materially depending on a variety of factors described in greater detail in the Company’s filings with the SEC, including quarterly reports on Form 10-Q, annual reports on Form 10-K, current reports on Form 8-K, etc. In addition to the factors discussed elsewhere in this Quarterly Report on Form 10-Q, the Company’s actual consolidated quarterly or annual operating results have been affected in the past, or could be affected in the future, by additional factors, including, without limitation:

•	the demand for and supply of crude oil and refined products;

•	the spread between market prices for refined products and market prices for crude oil;

•	repayment of debt;

•	general economic, business and market conditions;

•	risks and uncertainties with respect to the actions of actual or potential competitive suppliers of refined petroleum products in our markets;

•	the possibility of inefficiencies or shutdowns in refinery operations or pipelines;

•	the availability and cost of financing to us;

•	environmental, tax and tobacco legislation or regulation;

•	volatility of gasoline prices, margins and supplies;

•	merchandising margins;

•	labor costs;

•	level of capital expenditures;

•	customer traffic;

•	weather conditions;

•	acts of terrorism and war;

•	business strategies;

•	expansion and growth of operations;

•	future projects and investments;

•	future exposure to currency devaluations or exchange rate fluctuations;

•	expected outcomes of legal and administrative proceedings and their expected effects on our financial position, results of operations and cash flows; and

•	future operating results and financial condition.

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

Recent Developments

The Company continues to be impacted by the volatility in petroleum markets in fiscal 2016. NYMEX crude prices decreased $5 per barrel or 9% from August 31, 2015 to November 30, 2015. This decrease in crude price is reflected in decreased selling prices and subsequent net sales for the Company.

The lagged 3-2-1 crackspread is measured by the difference between the prices of crude oil contracts traded on the NYMEX for the preceding month to the prices of NYMEX gasoline and heating oil contracts in the current trading month. The Company uses a lagged crackspread as a margin indicator as it reflects the margin during the time period between the purchase of crude oil and its delivery to the refinery for processing. The lagged crackspread for the first quarter of fiscal 2016 was $13.78. Through December 31, 2015 the indicated lagged crackspread for the second quarter ending February 29, 2016 was $12.70, a $1.08 decrease from the average for the first quarter of fiscal 2016.

Results of Operations

The Company is a petroleum refiner and marketer in its primary market area of Western New York and Northwestern Pennsylvania. Operations are organized into two business segments: wholesale and retail.

The wholesale segment is responsible for the acquisition of crude oil, petroleum refining, supplying petroleum products to the retail segment and the marketing of petroleum products to wholesale and industrial customers. The retail segment sells petroleum products under the Kwik Fill®, Citgo® and Keystone® brand names through a network of Company-operated retail units and convenience and grocery items through Company-owned gasoline stations and convenience stores under the Red Apple Food Mart® and Country Fair® brand names.

A discussion and analysis of the factors contributing to the Company’s results of operations are presented below. The accompanying Consolidated Financial Statements and related Notes, together with the following information, are intended to supply investors with a reasonable basis for evaluating the Company’s operations, but does not serve to predict the Company’s future performance.

Retail Operations:

	Three Months Ended November 30,
	2015	2014
	(dollars in thousands)
Net Sales
Petroleum	$220,968	$310,965
Merchandise and other	69,809	68,191

Total Net Sales	290,777	379,156

Costs of goods sold	249,583	333,427
Selling, general and administrative expenses	35,577	34,207
Depreciation and amortization expenses	2,109	1,763

Segment Operating Income	$3,508	$9,759

Retail Operating Data:
Petroleum sales (thousands of gallons)	93,353	92,470

Petroleum margin (a)	$22,784	$28,331
Petroleum margin ($/gallon) (b)	.2441	.3064

Merchandise and other margins	$18,409	$17,398
Merchandise margin (percent of sales)	26%	26%

(a)	Includes the effect of intersegment purchases from the Company’s wholesale segment at prices which approximate market.
(b)

Company management calculates petroleum margin per gallon by dividing petroleum gross margin by petroleum sales volumes. Management uses fuel margin per gallon calculations to compare profitability to other companies in the industry. Petroleum margin per gallon may not be comparable to similarly titled measures used by other companies in the industry.

Comparison of Fiscal Quarters Ended November 30, 2015 and 2014

Net Sales

Retail sales decreased during the fiscal quarter ended November 30, 2015 by $88.4 million or 23.3% from the comparable period in fiscal 2015 from $379.2 million to $290.8 million. The decrease was due to a $90.0 million decrease in petroleum sales offset by an increase in merchandise sales of $1.6 million. The petroleum sales decrease resulted from a 29.6% decrease in retail selling prices per gallon offset by a .9 million gallon or a 1% increase in petroleum volume.

Costs of Goods Sold

Retail costs of goods sold decreased during the fiscal quarter ended November 30, 2015 by $83.8 million or 25.1% from the comparable period in fiscal 2015 from $333.4 million to $249.6 million. The decrease was primarily due to $88.2 million in petroleum purchase costs and offset by an increase of $.6 million in merchandise costs and fuel taxes of $3.8 million.

Selling, General and Administrative Expenses

Retail Selling, General and Administrative (“SG&A”) expenses remained relatively constant during the fiscal quarters ended November 30, 2015 and 2014.

Wholesale Operations:

	Three Months Ended November 30,
	2015	2014
	(dollars in thousands)
Net Sales (a)	$284,164	$445,541
Costs of goods sold (exclusive of depreciation, amortization)	255,189	403,741
Selling, general and administrative expenses	7,012	6,831
Depreciation and amortization expenses	9,593	8,589

Segment Operating Income	$12,370	$26,380

Key Wholesale Operating Statistics:

	Three Months Ended November 30,
	2015	2014
Refinery Product Yield (thousands of barrels)
Gasoline and gasoline blendstock	2,752	2,533
Distillates	1,336	1,372
Asphalt	1,842	1,837
Butane, propane, residual products, internally produced fuel and other (“Other”)	517	654

Total Product Yield	6,447	6,396

% Heavy Crude Oil of Total Refinery Throughput (b)	61%	62%
Crude throughput (thousand barrels per day)	64.6	64.1

Product Sales (thousand of barrels) (a)
Gasoline and gasoline blendstock	1,754	1,571
Distillates	1,101	1,087
Asphalt	1,987	1,760
Other	164	192

Total Product Sales Volume	5,006	4,610

Product Sales (dollars in thousands) (a)
Gasoline and gasoline blendstock	$103,337	$154,238
Distillates	69,334	121,186
Asphalt	108,834	160,452
Other	2,659	9,665

Total Product Sales	$284,164	$445,541

(a)	Sources of total product sales include products manufactured at the refinery located in Warren, Pennsylvania and products purchased from third parties.
(b)	The Company defines “heavy” crude oil as crude oil with an American Petroleum Institute specific gravity of 26 or less.

Comparison of Fiscal Quarters Ended November 30, 2015 and 2014

Net Sales

Wholesale sales decreased during the three months ended November 30, 2015 by $161.4 million or 36.2% from the comparable period in fiscal 2015 from $445.5 million to $284.1 million. The decrease was due primarily to a 41.3% decrease in wholesale prices offset by an increase of 8.6% in wholesale volume.

Costs of Goods Sold (exclusive of depreciation and amortization)

Wholesale costs of goods sold decreased during the three months ended November 30, 2015 by $148.5 million or 36.8% from the comparable period in fiscal 2015 from $403.7 million to $255.2 million. The decrease in wholesale costs of goods sold during this period was primarily due to a decrease in cost of raw materials.

Selling, General and Administrative Expenses

Wholesale SG&A expenses remained relatively constant during the three months ended November 30, 2015 and 2014.

Depreciation and Amortization

Depreciation, amortization increased during the three months ended November 30, 2015 by $1.3 million for the comparable period for fiscal 2015 from $10.4 million to $11.7 million. The increase was primarily due to increases of $.7 million in amortization of integrity and replacement costs and miscellaneous depreciation costs of $.6 million.

Interest Expense, net

Net interest expense (interest expense less interest income) decreased during the three months ended November 30, 2015 and 2014 by $1.8 million. The decrease was primarily due to early redemption of Senior Notes due 2018 and the lower interest rate on the Term Loan outstanding.

Income Tax Expense

The Company’s effective tax rate was 37% and 39% for the three months ended November 30, 2015 and 2014.

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

The following table summarizes selected measures of liquidity and capital sources (in thousands):

November 30, 2015
Cash and cash equivalents	$100,852
Working capital	$243,984
Current ratio	2.9
Debt	$257,277

Primary sources of liquidity have been cash and cash equivalents, and borrowing availability under our revolving credit facility (the “Amended and Restated Revolving Credit Facility”) with PNC Bank, N.A. as Administrator (the “Agent Bank”). We believe available capital resources are adequate to meet our working capital, debt service, and capital expenditure requirements for existing operations.

Our cash and cash equivalents consist of bank balances and investments in money market funds. These investments have staggered maturity dates, none of which exceed three months. They have a high degree of liquidity since the securities are traded in public markets.

Significant Uses of Cash

The changes in cash for the three months ended November 30, 2015 are described below.

The cash provided by working capital is shown below:

Three Months Ended November 30, 2015
(in millions)
Cash provided by working capital items:
Inventory decrease	$51.8
Accounts receivable decrease	14.9
Accounts payable increase	2.5
Accrued liabilities increase	.3
Prepaid expense increase	(13.9)
Refundable income taxes increase	(4.2)
Income taxes payable decrease	(2.0)
Amounts due from affiliated companies, net	(1.9)
Sales, use and fuel taxes payable decrease	(.5)

Total change	$47.0

Available cash on hand decreased by $16.2 million. Other cash uses included:

•	Fund capital expenditures and deferred turnaround costs of $19.7 million

•	Fund dividends to preferred shareholder and common stockholder of $2.1 million

•	Fund deferred integrity and replacement costs of $53.7 million

•	Fund principal reductions of long-term debt $237.7 million

•	Fund deferred financing costs $4.6 million

We require a substantial investment in working capital which is susceptible to large variations during the year resulting from purchases of inventory and seasonal demands. Inventory purchasing activity is a function of sales activity and turnaround cycles for the different refinery units.

Maintenance and non-discretionary capital expenditures have averaged approximately $6.0 million annually over the last three years for the refining and marketing operations. Management does not foresee any increase in these maintenance and non-discretionary capital expenditures during fiscal year 2016 at this time.

Future liquidity, both short and long-term, will continue to be primarily dependent on realizing a refinery margin sufficient to cover fixed and variable expenses, including planned capital expenditures. We expect to be able to meet our working capital, capital expenditure, contractual obligations, letter of credit and debt service requirements out of cash flow from operations, cash on hand and borrowings under our Credit Agreement of $225,000,000. This provides the Company with flexibility relative to its cash flow requirements in light of market fluctuations, particularly involving crude oil prices and seasonal business cycles and will assist the Company in meeting its working capital, ongoing capital expenditure needs and for general corporate purposes.

On October 20, 2015, URC, United Refining Company of Pennsylvania, Kiantone, United Refining Company of New York Inc., United Biofuels, Inc., Country Fair, Inc. and Kwik-Fill Corporation (collectively, the “Borrowers”) entered into the Credit Agreement with a group of lenders led by PNC Bank, National Association, and PNC Capital Markets LLC, as Sole Lead Arranger and Bookrunner. The Credit Agreement amends and restates the Existing Credit Facility. The Credit Agreement will terminate on October 19, 2020. Until the Expiration Date, the Company may borrow on the New Revolving Credit Facility (as defined below) on a borrowing base formula set forth in the Credit Agreement.

Pursuant to the Credit Agreement, the Company increased its existing senior secured revolving credit facility from $175,000,000 to $225,000,000. The New Revolving Credit Facility may be increased by an amount not to exceed $50,000,000 without additional approval from the lenders named in the Credit Agreement if existing lenders agree to increase their commitments or additional lenders commit to fund such increase. Interest under the New Revolving Credit Facility is calculated as follows: (a) for domestic rate borrowings, at (i) the greater of the Agent’s prime rate, federal funds rate plus .5% or the daily LIBOR rate plus 1%, plus (ii) an applicable margin of 1.25% to 1.75%, and (b) for euro-rate borrowings, at the LIBOR rate plus an applicable margin of 2.25% to 2.75%. The applicable margin will vary depending on a formula calculating the Company’s average unused availability under the facility. In addition, pursuant to the Credit Agreement, the Company entered into a term loan in the amount of $250,000,000, which was made in a single drawing on the Closing Date (“Term Loan” and, together with the New Revolving Credit Facility, the “Credit Obligations”). Under the Term Loan, interest is calculated as follows: (a) for domestic rate borrowings, at (i) the greater of the Agent’s prime rate, federal funds rate plus .5% or the daily LIBOR rate plus 1%, plus (ii) an applicable margin of 1.75% to 2.25%, and (b) for euro-rate borrowings, at the LIBOR rate plus an applicable margin of 2.75% to 3.25%. The applicable margin will vary depending on a formula calculating the Company’s average unused availability under the facility. The Term Loan is prepayable in whole or in part at any time without premium or penalty. The Term Loan shall be paid in full on or prior to the Expiration Date and shall be paid in equal quarterly amounts based on a ten-year straight line amortization schedule. Prepayment of the Term Loan in whole or in part may be made at any time without premium or penalty.

The Credit Obligations are secured by a first priority security interest in certain cash accounts, accounts receivable, inventory, the refinery, including a related tank farm, and the capital stock of Kiantone. At such time as the Term Loan is repaid in full, and provided no event of default exists, the security interest in the refinery and the equity interests in Kiantone shall be released.

Until maturity, we may borrow on a borrowing base formula as set forth in the facility. We had standby letters of credit of $8.8 million as of November 30, 2015 and there were no outstanding borrowings under the Credit Agreement resulting in net availability of $216.2 million. As of January 14, 2016, there were no outstanding borrowings under the Credit Agreement and there were standby letters of credit in the amount of $8.8 million, resulting in a net availability of $216.2 million and the Company had full access to it.

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

On December 9, 2015, United Refining Company of New York Inc. (as Borrower) and United Refining Company of Pennsylvania (as Fee Owner), entered into a Loan Agreement with Signature Bank (as Administrative Agent), in the amount of $50,000,000 which matures on December 9, 2022. Pursuant to the

Loan Agreement, interest is calculated as follows: (a) for LIBOR Loans, at either the LIBOR plus 2.50% or the Prime Rate, (b) for Reference Rate Loans, the Prime Rate and (c) for Fixed Rate Loans, at the Fixed Rate. Loans are secured by a first lien mortgage on certain convenience store units owned by United Refining Company of Pennsylvania.

Seasonal Factors

Seasonal factors affecting the Company’s business may cause variation in the prices and margins of some of the Company’s products. For example, demand for gasoline tends to be highest in spring and summer months, while demand for home heating oil and kerosene tends to be highest in winter months.

As a result, the margin on gasoline prices versus crude oil costs generally tends to increase in the spring and summer, while margins on home heating oil and kerosene tend to increase in the winter.

Inflation

The effect of inflation on the Company has not been significant during the last five fiscal years.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

The Company uses its Amended and Restated Revolving Credit Facility to finance a portion of its operations. This on-balance sheet financial instrument, to the extent it provides for variable rates, exposes the Company to interest rate risk resulting from changes in the Agent Bank’s Prime rate, the Federal Funds or LIBOR rate. As of January 14, 2016, there were no outstanding borrowings under the Amended and Restated Revolving Credit Facility.

From time to time, the Company uses derivatives to reduce its exposure to fluctuations in crude oil purchase costs and refining margins. Derivative products, specifically crude oil option contracts and crack spread option contracts are used to hedge the volatility of these items. The Company accounts for changes in the fair value of its contracts by marking them to market and recognizing any resulting gains or losses in its Consolidated Statements of Income. There has been no derivative activity in fiscal 2016.

Item 4.	Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of November 30, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended November 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There have been no material changes in our Risk Factors disclosed in the Form 10-K for the year ended August 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit 10.1*	Amended, Restated and Consolidated Revolving Credit, Term Loan and Security Agreement (“Credit Agreement”)

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101	Interactive XBRL Data

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2016

UNITED REFINING COMPANY
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2016

KIANTONE PIPELINE CORPORATION
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2016

UNITED REFINING COMPANY OF PENNSYLVANIA
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2016

KIANTONE PIPELINE COMPANY
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2016

UNITED JET CENTER, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2016

KWIK-FILL CORPORATION
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2016

INDEPENDENT GASOLINE AND OIL COMPANY OF ROCHESTER, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2016

BELL OIL CORP.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2016

PPC, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2016

SUPER TEST PETROLEUM, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2016

KWIK-FIL, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2016

VULCAN ASPHALT REFINING CORPORATION
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2016

COUNTRY FAIR, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President and Chief Operating Officer

/s/ James E. Murphy
James E. Murphy
Vice President Finance