Form 10-Q
period 2016-05-31
BELL OIL CORP; UNITED REFINING CO /PA/; INDEPENDENT GASOLINE & OIL CO OF ROCHESTER; KIANTONE PIPELINE CORP; PPC INC; KWIK FIL INC; VULCAN ASPHALT REFINING CORP; COUNTRY FAIR INC; UNITED REFINING CO; KIANTONE PIPELINE CO
filed 2016-07-15
CIK 1045543, 1040270, 1045547, 830253, 1045544, 1045540, 1045546, 1171162, 101462, 1045539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 15, 2016, there were 100 shares of common stock, par value $.10 per share, of the Registrant outstanding.

TABLE OF ADDITIONAL REGISTRANTS

Name	State of Other Jurisdiction of Incorporation	IRS Employer Identification Number	Commission File Number
Kiantone Pipeline Corporation	New York	25-1211902	333-35083-01
Kiantone Pipeline Company	Pennsylvania	25-1416278	333-35083-03
United Refining Company of Pennsylvania	Pennsylvania	25-0850960	333-35083-02
United Jet Center, Inc.	Delaware	52-1623169	333-35083-06
Kwik-Fill Corporation	Pennsylvania	25-1525543	333-35083-05
Independent Gas and Oil Company of Rochester, Inc.	New York	06-1217388	333-35083-11
Bell Oil Corp.	Michigan	38-1884781	333-35083-07
PPC, Inc.	Ohio	31-0821706	333-35083-08
Super Test Petroleum, Inc.	Michigan	38-1901439	333-35083-09
Kwik-Fil, Inc.	New York	25-1525615	333-35083-04
Vulcan Asphalt Refining Corporation	Delaware	23-2486891	333-35083-10
Country Fair, Inc.	Pennsylvania	25-1149799	333-35083-12

FORM 10-Q – CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share amounts)

	May 31, 2016 (Unaudited)	August 31, 2015
Assets
Current:
Cash and cash equivalents	$78,909	$117,028
Accounts receivable, net	67,324	81,567
Refundable income taxes	4,200	—
Inventories, net	164,112	206,066
Prepaid income taxes	5,147	—
Prepaid expenses and other assets	19,368	28,000
Amounts due from affiliated companies, net	3,315	393

Total current assets	342,375	433,054
Property, plant and equipment, net	393,558	347,757
Deferred financing costs, net	5,379	2,667
Goodwill	1,349	1,349
Tradename	10,500	10,500
Amortizable intangible assets, net	839	869
Deferred integrity and replacement costs, net	116,307	58,634
Deferred turnaround costs and other assets, net	21,404	30,636

	$891,711	$885,466

Liabilities and Stockholder’s Equity
Current:
Current installments of long-term debt	$28,103	$1,556
Accounts payable	59,276	44,833
Accrued liabilities	16,215	17,911
Income taxes payable	—	7,397
Sales, use and fuel taxes payable	22,410	23,373
Deferred income taxes	5,822	5,822

Total current liabilities	131,826	100,892
Long term debt: less current installments	266,710	239,111
Deferred income taxes	58,376	55,921
Deferred retirement benefits	67,479	71,800

Total liabilities	524,391	467,724

Commitments and contingencies
Stockholder’s equity:
Common stock; $.10 par value per share – shares authorized 100; issued and outstanding 100	—	—
Series A Preferred stock; $1,000 par value per share – shares authorized 25,000; issued and outstanding 14,116	14,116	14,116
Additional paid-in capital	156,846	156,846
Retained earnings	214,581	263,464
Accumulated other comprehensive loss	(18,223)	(16,684)

Total stockholder’s equity	367,320	417,742

	$891,711	$885,466

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Statements of Operations – (Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2016	2015	2016	2015
Net sales	$497,982	$602,877	$1,511,297	$2,008,478

Costs and expenses:
Costs of goods sold (exclusive of depreciation and amortization)	395,531	485,906	1,320,134	1,741,703
Selling, general and administrative expenses	43,591	42,073	127,690	124,069
Depreciation and amortization expenses	12,175	10,444	36,679	31,321

	451,297	538,423	1,484,503	1,897,093

Operating income	46,685	64,454	26,794	111,385

Other expense:
Interest expense, net	(2,383)	(6,639)	(9,795)	(19,929)
Other, net	(254)	(907)	(3,195)	(3,064)
Loss on extinguishment of debt	—	—	(19,316)	—

	(2,637)	(7,546)	(32,306)	(22,993)

Income (loss) before income tax expense (benefit)	44,048	56,908	(5,512)	88,392
Income tax expense (benefit)	16,307	22,201	(2,045)	34,468

Net income (loss)	$27,741	$34,707	$(3,467)	$53,924

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) – (Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2016	2015	2016	2015
Net income (loss)	$27,741	$34,707	$(3,467)	$53,924
Other comprehensive loss, net of taxes:
Unrecognized post retirement costs, net of taxes of $(304) and $(236) for the three months ended May 31, 2016 and 2015, respectively and $(930) and $(710) for the nine months ended May 31, 2016 and 2015, respectively	(519)	(371)	(1,539)	(1,111)

Other comprehensive loss	(519)	(371)	(1,539)	(1,111)

Total comprehensive income (loss)	$27,222	$34,336	$(5,006)	$52,813

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows – (Unaudited)

(in thousands)

	Nine Months Ended
	May 31,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(3,467)	$53,924
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	37,780	33,163
Deferred income taxes	3,385	23,604
Noncash portion of loss on extinguishment of debt	5,771	—
Loss on asset dispositions	840	771
Cash provided by working capital items	56,947	27,631
Change in operating assets and liabilities:
Other assets, net	406	306
Deferred retirement benefits	(6,790)	(6,079)

Total adjustments	98,339	79,396

Net cash provided by operating activities	94,872	133,320

Cash flows from investing activities:
Additions to property, plant and equipment	(64,389)	(31,202)
Additions to amortizable intangible assets	(60)	(100)
Additions to deferred turnaround costs	(1,362)	(3,318)
Additions to deferred integrity and replacement costs	(66,572)	(28,630)
Proceeds from asset dispositions	246	7

Net cash used in investing activities	(132,137)	(63,243)

Cash flows from financing activities:
Dividends to preferred shareholder and stockholder	(45,416)	(21,610)
Proceeds from issuance of long-term debt	301,948	—
Principal reductions of long-term debt	(251,593)	(1,245)
Deferred financing costs	(5,793)	—

Net cash used in financing activities	(854)	(22,855)

Net (decrease) increase in cash and cash equivalents	(38,119)	47,222
Cash and cash equivalents, beginning of year	117,028	99,037

Cash and cash equivalents, end of period	$78,909	$146,259

Cash provided by (used in) working capital items:
Accounts receivable, net	$14,243	$17,690
Refundable income taxes	(4,200)	(4,912)
Inventories, net	41,954	(37,528)
Prepaid income taxes	(5,147)	13,674
Prepaid expenses and other assets	8,632	45,158
Amounts due from affiliated companies, net	(2,922)	(1,162)
Accounts payable	14,443	(19,486)
Accrued liabilities	(1,696)	3,350
Income taxes payable	(7,397)	7,646
Sales, use, and fuel taxes payable	(963)	3,201

Total change	$56,947	$27,631

Cash paid during the period for:
Interest	$9,160	$12,893
Income taxes	$11,314	$396

Non-cash investing activities:
Property additions & capital leases	$—	$285

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1.	Description of Business and Basis of Presentation

The consolidated financial statements include the accounts of United Refining Company and its subsidiaries, United Refining Company of Pennsylvania and its subsidiaries and Kiantone Pipeline Corporation and its subsidiary (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended May 31, 2016 are not necessarily indicative of the results that may be expected for the year ending August 31, 2016. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended August 31, 2015.

2.	Inventories

Inventories are stated at the lower of cost or market (LCM), with cost being determined under the Last-in, First-out (LIFO) method for crude oil and petroleum product inventories and the First-in, First-out (FIFO) method for merchandise. Supply inventories are stated at either the LCM or replacement cost and include various parts for the refinery operations.

Inventories consist of the following:

	May 31, 2016	August 31, 2015
	(in thousands)
Crude Oil	$33,920	$60,209
Petroleum Products	72,943	92,452

Total @ Lower of LIFO Cost or Market	106,863	152,661

Merchandise	23,906	24,277
Supplies	33,343	29,128

Total @ FIFO	57,249	53,405

Total Inventory	$164,112	$206,066

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

As of May 31, 2016 and August 31, 2015, the replacement cost of LIFO inventories (FIFO) (was less than) exceeded their LIFO carrying values (LCM) on the balance sheets by approximately $(5,843,000) and $6,201,000, which includes the LCM inventory writedown of $36,455,000 and $0, respectively, and a LIFO increase (decrease) of $42,298,000 and $(6,201,000), respectively.

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

The Credit Agreement requires minimum undrawn availability of $15,000,000 at all times prior to the repayment of the Term Loan and the greater of 12.5% of the maximum New Revolving Credit Facility or $25,000,000 after the repayment of the Term Loan. The Company is also required to maintain a consolidated net worth of no less than $100,000,000. The Credit Agreement includes customary mandatory prepayment

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

provisions, including in connection with non-ordinary course asset sales, equity issuances and the incurrence of additional debt. Unless assets sold in non-ordinary course transactions were included in the borrowing base for the New Revolving Credit Facility, mandatory prepayments shall be applied first to the repayment of the Term Loan and then the New Revolving Credit Facility. The Credit Agreement also includes customary affirmative and negative covenants, including, among other things, covenants related to the fixed charge coverage ratio, payment of fees, conduct of business, maintenance of existence and assets, payment of indebtedness and the incurrence of additional indebtedness, intercompany obligations, affiliate transactions, amendments to organizational documents, and financial statements.

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

4.	Other Long Term Debt

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

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

5.	Segments of Business

Intersegment revenues are calculated using market prices and are eliminated upon consolidation. Summarized financial information regarding the Company’s reportable segments is presented in the following tables (in thousands):

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2016	2015	2016	2015
Net Sales
Retail	$275,638	$320,740	$810,847	$998,562
Wholesale	222,344	282,137	700,450	1,009,916

	$497,982	$602,877	$1,511,297	$2,008,478

Intersegment Sales
Wholesale	$99,092	$134,881	$281,762	$431,487

Operating (Loss) Income
Retail	$(6,356)	$(1,249)	$(5,067)	$16,550
Wholesale	53,041	65,703	31,861	94,835

	$46,685	$64,454	$26,794	$111,385

Depreciation and Amortization
Retail	$2,132	$1,821	$6,367	$5,377
Wholesale	10,043	8,623	30,312	25,944

	$12,175	$10,444	$36,679	$31,321

	May 31, 2016	August 31, 2015
Total Assets
Retail	$191,809	$178,200
Wholesale	699,902	707,266

	$891,711	$885,466

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

6.	Employee Benefit Plans

For the periods ended May 31, 2016 and 2015, net pension and other postretirement benefit costs (income) were comprised of the following:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2016	2015	2016	2015
	(in thousands)
Service cost	$168	$157	$505	$470
Interest cost on benefit obligation	1,356	1,213	4,068	3,638
Expected return on plan assets	(1,508)	(1,588)	(4,525)	(4,763)
Amortization and deferral of net loss	318	180	953	541

Net periodic benefit cost (income)	$334	$(38)	$1,001	$(114)

	Other Post-Retirement Benefits
	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2016	2015	2016	2015
	(in thousands)
Service cost	$109	$151	$327	$453
Interest cost on benefit obligation	386	413	1,156	1,239
Amortization and deferral of net income	(1,137)	(786)	(3,409)	(2,358)

Net periodic benefit income	$(642)	$(222)	$(1,926)	$(666)

As of May 31, 2016, $3,592,000 of contributions have been made to the Company pension plans for the fiscal year ending August 31, 2016.

The Company accrues post-retirement benefits other than pensions, during the years that the employees render the necessary service, of the expected cost of providing those benefits to an employee and the employee’s beneficiaries and covered dependents.

7.	Fair Value Measurements

The carrying values of all financial instruments classified as a current asset or a current liability approximate fair value because of the short maturity of these instruments. The fair value of marketable securities is determined by available market prices. The fair value (was less than) exceeded the carrying value of the long term debt at May 31, 2016 and August 31, 2015 by $(775,000) and $16,636,000, respectively.

8.	Enbridge Agreements

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

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Company’s Kiantone Pipeline in West Seneca, New York and serves the Company’s refinery in Warren, Pennsylvania (“Line 10”).

Pursuant to the Letter Agreement, the Company agreed to fund certain integrity costs necessary to maintain Line 10 (the “Integrity Costs”). Pursuant to the Letter Agreement the Carriers agreed to reconcile their actual expenses for the integrity maintenance and refund any excess payments made by the Company. The parties agreed to apply any credit to the Company as a result of such reconciliation to amounts owed by the Company for Subsequent Year Pipe Replacement Costs (as defined below). For each subsequent calendar year through the earlier of the expiration or closing of the purchase rights granted to the Company pursuant to the Put and Call Agreement (which is defined and discussed below), the Carriers will provide the Company with an invoice for the Integrity Costs for such calendar year (“Subsequent Year Integrity Costs”). The Carriers’ actual expenses with respect to the integrity maintenance and pipe replacement will be reconciled against the Subsequent Year Integrity and Pipe Replacement Costs for each fiscal year.

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

Pursuant to the Letter Agreement, the Company and the Carriers agreed to negotiate the terms and conditions of a put and call option agreement for Line 10 (the “Put and Call Option Agreement” and, together with the Letter Agreement, the “Enbridge Agreement”). On July 8, 2015 (the “Execution Date”), the Company entered into the Put and Call Option Agreement with the Carriers as called for in the Letter Agreement. The Put and Call Option Agreement entered into with Enbridge LP (the “U.S. Agreement”) is substantially similar to the Put and Call Option Agreement entered into with Enbridge Inc. (the “Canadian Agreement” and, together with the U.S. Agreement, the “Put and Call Agreement”). The Carriers own Line 10, including real property interests through and under which Line 10 passes, the Carriers’ assignable permits related to the ownership and operation of Line 10, as well as personal property, contract rights, records and incidental rights held solely in connection with Line 10 (collectively, the “Assets”). Pursuant to the Put and Call Agreement, the Carriers granted the Company a right (the “Call Option”) to purchase all of the Assets and the Company granted the Carriers the right to put all the Assets to the Company (the “Put Option” and, together with the Call Option, the “Purchase Options”) subject to the terms and conditions of the Put and Call Agreement.

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

Recent Developments

The lagged 3-2-1 crackspread is measured by the difference between the prices of crude oil contracts traded on the NYMEX for the preceding month to the prices of NYMEX gasoline and heating oil contracts in the current trading month. The Company uses a lagged crackspread as a margin indicator as it reflects the margin during the time period between the purchase of crude oil and its delivery to the refinery for processing. The lagged crackspread for the third quarter of fiscal 2016 was $23.33. Through July 1, 2016 the indicated lagged crackspread for the fourth quarter ending August 31, 2016 was $15.94, a $7.39 decrease from the average for the third quarter of fiscal 2016.

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

Retail Operations:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2016	2015	2016	2015
	(dollars in thousands)
Net Sales
Petroleum	$205,411	$251,640	$605,871	$798,590
Merchandise and other	70,227	69,100	204,976	199,972

Total Net Sales	275,638	320,740	810,847	998,562

Costs of goods sold	243,658	284,205	703,153	871,657
Selling, general and administrative expenses	36,204	35,963	106,394	104,978
Depreciation and amortization expenses	2,132	1,821	6,367	5,377

Segment Operating (Loss) Income	$(6,356)	$(1,249)	$(5,067)	$16,550

Retail Operating Data:
Petroleum sales (thousands of gallons)	91,901	92,917	272,306	275,099

Petroleum margin (a)	$13,188	$18,711	$53,381	$75,652
Petroleum margin ($/gallon) (b)	.1435	.2014	.1960	.2750

Merchandise and other margins	$18,898	$17,825	$54,419	$51,254
Merchandise margin (percent of sales)	26.9%	25.8%	26.6%	25.6%

(a)	Includes the effect of intersegment purchases from the Company’s wholesale segment at prices which approximate market.
(b)

Company management calculates petroleum margin per gallon by dividing petroleum gross margin by petroleum sales volumes. Management uses fuel margin per gallon calculations to compare profitability to other companies in the industry. Petroleum margin per gallon may not be comparable to similarly titled measures used by other companies in the industry.

Comparison of Fiscal Quarters Ended May 31, 2016 and 2015

Net Sales

Retail sales decreased during the fiscal quarter ended May 31, 2016 by $45.1 million or 14.1% from the comparable period in fiscal 2015 from $320.7 million to $275.6 million. The decrease was due to a $46.2 million decrease in petroleum sales offset by an increase in merchandise sales of $1.1 million. The petroleum sales decrease resulted from a 17.5% decrease in retail selling prices per gallon and a 1.0 million gallon or a 1.1% decrease in petroleum volume.

Costs of Goods Sold

Retail costs of goods sold decreased during the fiscal quarter ended May 31, 2016 by $40.6 million or 14.3% from the comparable period in fiscal 2015 from $284.2 million to $243.6 million. The decrease was primarily due to decreases of $38.8 million in petroleum purchase costs and fuel taxes of $1.9 million offset by an increase of $.1 million in merchandise costs.

Selling, General and Administrative Expenses

Retail Selling, General and Administrative (“SG&A”) expenses remained relatively constant during the fiscal quarters ended May 31, 2016 and 2015.

Comparison of Nine Months Ended May 31, 2016 and 2015

Net Sales

Retail sales decreased during the nine months ended May 31, 2016 by $187.7 million or 18.8% from the comparable period in fiscal 2015 from $998.5 million to $810.8 million. The decrease was primarily due to $192.7 million in petroleum sales, offset by an increase of $5.0 million in merchandise sales. The petroleum sales decrease resulted from a 23.4% decrease in retail selling prices per gallon and a 2.8 million gallon or 1.0% decrease in sales volume.

Costs of Goods Sold

Retail costs of goods sold decreased during the nine months ended May 31, 2016 by $168.5 million or 19.3% from the comparable period in fiscal 2015 from $871.7 million to $703.2 million. The decrease was primarily due to decreases of $170.9 million in petroleum purchase costs and freight costs of $.1 million, offset by increases in fuel taxes of $.7 million and merchandise costs of $1.8 million.

Selling, General and Administrative Expenses

Retail SG&A expenses remained relatively constant during the nine months ended May 31, 2016 and 2015.

Wholesale Operations:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2016	2015	2016	2015
	(dollars in thousands)
Net Sales (a)	$222,344	$282,137	$700,450	$1,009,916
Costs of goods sold (exclusive of depreciation and amortization)	151,873	201,701	616,981	870,046
Selling, general and administrative expenses	7,387	6,110	21,296	19,091
Depreciation and amortization expenses	10,043	8,623	30,312	25,944

Segment Operating Income	$53,041	$65,703	$31,861	$94,835

Key Wholesale Operating Statistics:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2016	2015	2016	2015
Refinery Product Yield (thousands of barrels)
Gasoline and gasoline blendstock	2,603	2,421	8,184	7,613
Distillates	1,409	1,306	4,161	3,937
Asphalt	1,791	1,698	5,457	5,286
Butane, propane, residual products, internally produced fuel and other (“Other”)	710	682	1,765	1,896

Total Product Yield	6,513	6,107	19,567	18,732

% Heavy Crude Oil of Total Refinery Throughput (b)	60%	61%	61%	61%
Crude throughput (thousand barrels per day)	65.6	61.0	65.5	62.5

Product Sales (thousand of barrels) (a)
Gasoline and gasoline blendstock	1,723	1,430	5,312	4,598
Distillates	1,214	1,017	3,512	3,201
Asphalt	1,696	1,639	5,276	4,746
Other	173	146	498	499

Total Product Sales Volume	4,806	4,232	14,598	13,044

Product Sales (dollars in thousands) (a)
Gasoline and gasoline blendstock	$99,050	$105,247	$288,106	$361,379
Distillates	67,098	82,421	190,911	293,101
Asphalt	54,109	91,104	214,574	337,626
Other	2,087	3,365	6,859	17,810

Total Product Sales	$222,344	$282,137	$700,450	$1,009,916

(a)	Sources of total product sales include products manufactured at the refinery located in Warren, Pennsylvania and products purchased from third parties.
(b)	The Company defines “heavy” crude oil as crude oil with an American Petroleum Institute specific gravity of 26 or less.

Comparison of Fiscal Quarters Ended May 31, 2016 and 2015

Net Sales

Wholesale sales decreased during the quarter ended May 31, 2016 by $59.8 million or 21.2% from the comparable period in fiscal 2015 from $282.1 million to $222.3 million. The decrease was due primarily to a 30.6% decrease in wholesale prices offset by an increase of 13.6% in wholesale volume.

Costs of Goods Sold (exclusive of depreciation and amortization)

Wholesale costs of goods sold decreased during the quarter ended May 31, 2016 by $49.8 million or 24.7% from the comparable period in fiscal 2015 from $201.7 million to $151.9 million. The decrease in wholesale costs of goods sold during this period was primarily due to a decrease in cost of raw materials.

Selling, General and Administrative Expenses

Wholesale SG&A expenses remained relatively constant during the quarter ended May 31, 2016 and 2015.

Comparison of Nine Months Ended May 31, 2016 and 2015

Net Sales

Wholesale sales decreased during the nine months ended May 31, 2016 by $309.5 million or 30.6% from the comparable period in fiscal 2015 from $1,009.9 million to $700.4 million. The decrease was due to a 38.0% decrease in wholesale prices offset by an 11.9% increase in wholesale volume.

Costs of Goods Sold (exclusive of depreciation and amortization)

Wholesale costs of goods sold decreased during the nine months ended May 31, 2016 by $253.1 million or 29.1% from the comparable period in fiscal 2015 from $870.1 million to $617.0 million. The decrease in wholesale costs of goods sold was primarily due to a decrease in the cost of raw materials.

Selling, General and Administrative Expenses

Wholesale SG&A expenses remained relatively constant during the nine months ended May 31, 2016 and 2015.

Consolidated Expenses:

Depreciation and Amortization

Depreciation and amortization increased during the three months ended May 31, 2016 by $1.7 million from the comparable period in fiscal 2015 from $10.5 million to $12.2 million. The increase was primarily due to increases of $1.8 million in amortization of integrity and replacement costs and miscellaneous depreciation costs of $.6 million offset by a reduction in amortization of turnaround expense of $.7 million.

Depreciation and amortization increased during the nine months ended May 31, 2016 by $5.4 million from the comparable period in fiscal 2015 from $31.3 million to $36.7 million. The increase was primarily due to increases of $4.2 million in amortization of integrity and replacement costs and miscellaneous depreciation costs of $1.9 million offset by a reduction in amortization of turnaround expense of $.7 million.

Interest Expense, net

Net interest expense (interest expense less interest income) decreased during the three months ended May 31, 2016 by $4.2 million from the comparable period in fiscal 2015. The decrease was primarily due to early redemption of Senior Notes due 2018 and the lower interest rate on the Term Loan outstanding.

Net interest expense (interest expense less interest income) decreased during the nine months ended May 31, 2016 by $10.0 million from the comparable period in fiscal 2015. The decrease was primarily due to early redemption of Senior Notes due 2018 and the lower interest rate on the Term Loan outstanding.

Income Tax Expense (Benefit)

The Company’s effective tax rate was 37% and 39% for the three months and nine months ended May 31, 2016 and 2015, respectively.

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

The following table summarizes selected measures of liquidity and capital resources (in thousands):

May 31, 2016
Cash and cash equivalents	$78,909
Working capital	$210,549
Current ratio	2.6
Debt	$294,813

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

Significant Uses of Cash

The changes in cash for the nine months ended May 31, 2016 are described below.

The cash provided by working capital is shown below:

Nine Months Ended May 31, 2016
(in millions)
Cash provided by (used in) working capital items:
Inventory decrease	$42.0
Accounts payable increase	14.4
Accounts receivable decrease	14.2
Prepaid expense decrease	8.6
Income taxes payable decrease	(7.4)
Prepaid income taxes increase	(5.1)
Refundable income taxes increase	(4.2)
Amounts due from affiliated companies, net increase	(2.9)
Accrued liabilities decrease	(1.7)
Sales, use and fuel taxes payable decrease	(1.0)

Total change	$56.9

Available cash on hand decreased by $38.1 million. Other cash uses included:

•	Fund capital expenditures and deferred turnaround costs of $65.8 million

•	Fund dividends to preferred shareholder and common stockholder of $45.4 million

•	Fund deferred integrity and replacement costs of $66.6 million

•	Fund principal reductions of long-term debt $251.6 million

•	Fund deferred financing costs $5.8 million

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

Until maturity, we may borrow on a borrowing base formula as set forth in the facility. We had standby letters of credit of $8.8 million as of May 31, 2016 and there were no outstanding borrowings under the Credit Agreement resulting in net availability of $216.2 million. As of July 15, 2016, there were no outstanding borrowings under the Credit Agreement and there were standby letters of credit in the amount of $8.8 million, resulting in a net availability of $216.2 million and the Company had full access to it.

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

The Company uses its Amended and Restated Revolving Credit Facility to finance a portion of its operations. This on-balance sheet financial instrument, to the extent it provides for variable rates, exposes the Company to interest rate risk resulting from changes in the Agent Bank’s Prime rate, the Federal Funds or LIBOR rate. As of July 15, 2016, there were no outstanding borrowings under the Amended and Restated Revolving Credit Facility.

From time to time, the Company uses derivatives to reduce its exposure to fluctuations in crude oil purchase costs and refining margins. Derivative products, specifically crude oil option contracts and crack spread option contracts are used to hedge the volatility of these items. The Company accounts for changes in the fair value of its contracts by marking them to market and recognizing any resulting gains or losses in its Consolidated Statements of Operations. There has been no derivative activity in fiscal 2016.

Item 4.	Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company is reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of May 31, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended May 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Date: July 15, 2016

UNITED REFINING COMPANY
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 2016

KIANTONE PIPELINE CORPORATION
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 2016

UNITED REFINING COMPANY OF PENNSYLVANIA
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 2016

KIANTONE PIPELINE COMPANY
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 2016

UNITED JET CENTER, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 2016

KWIK-FILL CORPORATION
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 2016

INDEPENDENT GASOLINE AND OIL COMPANY OF ROCHESTER, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 2016

BELL OIL CORP.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 2016

PPC, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 2016

SUPER TEST PETROLEUM, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 2016

KWIK-FIL, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 2016

VULCAN ASPHALT REFINING CORPORATION
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 2016

COUNTRY FAIR, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President and Chief Operating Officer

/s/ James E. Murphy
James E. Murphy
Vice President Finance